Form 10-Q
period 1995-03-31
FIRST OF MICHIGAN CAPITAL CORP
filed 1995-05-15
CIK 36781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended MARCH 31, 1995

[  ]     Transaction report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from __________ to __________.

Commission file number:   1-7467

                     FIRST OF MICHIGAN CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      13-2780197
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

     100 RENAISSANCE CENTER/26TH FLOOR
            DETROIT, MICHIGAN                                           48243
      (Address of principal executive offices)                        (Zip Code)

                                (313) 259-2600
             (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            YES  [ X ]      NO  [    ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   YES  [    ]   NO  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.10 Par Value - 2,810,917 shares as of May 12, 1995



                                      10-Q

                                     INDEX



                     FIRST OF MICHIGAN CAPITAL CORPORATION




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - March 31, 1995 and September 30, 1994

         Condensed consolidated statements of income - Three months ended March 31, 1995 and March 25, 1994; Six months ended March 31, 1995 and March 25, 1994

         Consolidated statements of cash flows - Six months ended March 31, 1995 and March 25, 1994

         Notes to condensed consolidated financial statements - March 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                              MARCH 31,               SEPTEMBER 30,
                                                                1995                      1994
                                                             ---------                -------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . .     $  4,509,015              $  2,612,487
Receivable from brokers and dealers . . . . . . . . . .        3,973,129                 2,673,582
Receivable from customers . . . . . . . . . . . . . . .       70,239,895                73,536,305
Notes receivable from employees . . . . . . . . . . . .        2,237,662                 2,278,673
Other accounts receivable . . . . . . . . . . . . . . .        1,274,531                 1,756,211
Securities owned  . . . . . . . . . . . . . . . . . . .        9,704,773                 4,656,986
Memberships in exchanges, at cost(market value-
   $ 949,000 at March 31, 1995 and
   $ 918,000 at September 30, 1994) . . . . . . . . . .          430,503                   430,503
Equipment and leasehold improvements, at
   depreciated cost . . . . . . . . . . . . . . . . . .        2,653,848                 2,597,239
Other investments . . . . . . . . . . . . . . . . . . .          730,119                 1,134,887
Net cash surrender value of life insurance  . . . . . .        7,220,566                 6,874,924
Deferred income taxes . . . . . . . . . . . . . . . . .        2,943,000                 2,541,000
Other assets  . . . . . . . . . . . . . . . . . . . . .
                                                               2,888,014                 2,675,156
                                                            ------------              ------------
                                                            $108,805,055              $103,767,953
                                                            ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable to banks . . . . . . . . . . . . . . .     $ 25,250,000              $ 26,250,000
   Payable to brokers and dealers . . . . . . . . . . .       18,502,027                16,368,327
   Payable to customers . . . . . . . . . . . . . . . .       18,140,058                12,685,476
   Securities sold, not yet purchased . . . . . . . . .          273,394                   318,255
   Employee compensation payable  . . . . . . . . . . .       11,374,096                12,335,278
   Dividend payable . . . . . . . . . . . . . . . . . .          168,655                   172,913
   Income taxes payable . . . . . . . . . . . . . . . .          266,592                   126,178
   Other accounts payable and accrued liabilities . . .        3,311,687                 2,884,546
   Capital lease obligation . . . . . . . . . . . . . .        1,350,000                 1,500,000
                                                            ------------              ------------
                                                              78,636,509                72,640,973

Contingencies - See note
Stockholders' equity:
   Common stock, $.10 par value 10,000,000
   shares authorized, 2,891,558 issued  . . . . . . . .          289,156                   289,156
Capital in excess of par value  . . . . . . . . . . . .        3,689,801                 3,767,157
Retained earnings . . . . . . . . . . . . . . . . . . .       27,191,694                27,202,524
                                                            ------------              ------------
                                                              31,170,651                31,258,837
                                                            ------------              ------------

Less treasury stock, at cost - 80,641 shares
at March 31, 1995 and 9,674 at
September 30, 1994  . . . . . . . . . . . . . . . . .
                                                              (1,002,105)                 (131,857)
                                                            ------------              ------------

                                                              30,168,546                31,126,980
                                                            ------------              ------------

                                                            $108,805,055              $103,767,953
                                                            ============              ============

Note: The balance sheet at September 30, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             ------------------                ----------------

                                                         MARCH 31,        MARCH 25,        MARCH 31,        MARCH 25,
                                                           1995             1994             1995             1994
                                                        --------         --------         --------         --------
REVENUES
   Commissions  . . . . . . . . . . . . . . . . . .     $ 7,775,398      $ 9,965,589      $15,182,206      $20,454,898
   Principal transactions   . . . . . . . . . . . .       1,445,078        1,056,525        2,261,371        2,074,067
   Investment banking   . . . . . . . . . . . . . .       2,285,732        1,968,350        4,718,132        4,141,787
   Interest   . . . . . . . . . . . . . . . . . . .       1,597,162          884,852        3,026,460        1,864,660
   Insurance commissions  . . . . . . . . . . . . .         595,154          847,689        1,329,700        1,707,860
   Other  . . . . . . . . . . . . . . . . . . . . .         945,474          630,051        2,174,784        1,584,430
                                                        -----------      -----------      -----------      -----------
   TOTAL REVENUES   . . . . . . . . . . . . . . . .      14,643,998       15,353,056       28,692,653       31,827,702
                                                        -----------      -----------      -----------      -----------

EXPENSES
   Employee compensation and benefits   . . . . . .       7,438,359        7,502,167       14,904,981       15,646,640
   Floor brokerage, exchange, clearance
   and other fees   . . . . . . . . . . . . . . . .       1,273,368        1,527,694        2,393,339        3,347,339
   Communications   . . . . . . . . . . . . . . . .         288,315          224,113          574,350          465,236
   Interest   . . . . . . . . . . . . . . . . . . .         827,892          301,114        1,383,918          590,883
   Occupancy and equipment rental   . . . . . . . .       1,140,453          882,770        2,156,934        1,767,063
   Taxes, other than income taxes   . . . . . . . .         849,757          816,659        1,365,253        1,283,909
   Office supplies and expenses   . . . . . . . . .         946,898          690,922        1,693,622        1,341,121
   Merger termination expenses  . . . . . . . . . .              --        1,295,724               --        1,939,902
   Other operating expenses   . . . . . . . . . . .       2,022,676        1,978,061        3,867,303        3,708,544
                                                        -----------      -----------      -----------      -----------
   TOTAL EXPENSES   . . . . . . . . . . . . . . . .      14,787,718       15,219,224       28,339,700       30,090,637
                                                        -----------      -----------      -----------      -----------

Income (loss) before income taxes . . . . . . . . .        (143,720)         133,832          352,953        1,737,065
Provision (credit) for income taxes . . . . . . . .
                                                           (105,000)          20,000           25,000          565,000
                                                        -----------      -----------      -----------      -----------
   NET INCOME (LOSS)  . . . . . . . . . . . . . . .     $    38,720      $   113,832      $   327,953      $ 1,172,065
                                                        -----------      -----------      -----------      -----------

   Net income (loss) per share  . . . . . . . . . .           $(.02)          $  .04            $ .11            $ .40

Average number of common and common
equivalent shares outstanding for
income (loss) per share . . . . . . . . . . . . . .       2,851,427        2,957,854        2,889,549        2,953,435

Cash dividends per share  . . . . . . . . . . . . .           $ .06            $ .05            $ .12            $ .05

See accompanying notes.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                                        ----------------
                                                                                MARCH 31,                 MARCH 25,
                                                                                  1995                     1994
                                                                             -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   327,953               $ 1,172,065
Noncash items included in Net Income:
         Depreciation and amortization  . . . . . . . . . . . . . . . . .         189,855                   166,338
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .        (402,000)                 (200,000)
         Gain on sale of fixed assets . . . . . . . . . . . . . . . . . .          (3,323)                     (519)
         Gain on sale of investment account securities  . . . . . . . . .        (261,013)                   (2,430)
                                                                              -----------               ------------
                                                                                 (148,528)                1,135,454
                                                                              -----------               ------------

(Increase) decrease in operating receivables:
         Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,296,410                (3,935,259)
         Brokers and dealers  . . . . . . . . . . . . . . . . . . . . . .      (1,299,547)                  654,622
         Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,011                   700,897
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         481,680                   806,763
Increase (decrease) in operating payables:
         Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,454,582                (4,741,919)
         Brokers and dealers  . . . . . . . . . . . . . . . . . . . . . .       2,133,700                 4,737,624
         Employee compensation  . . . . . . . . . . . . . . . . . . . . .        (961,182)               (1,569,602)
         Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         140,414                   (48,315)
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         427,141                   299,681
Increase in:
         Securities inventory . . . . . . . . . . . . . . . . . . . . . .      (5,047,787)               (3,795,092)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        (558,500)               (1,032,756)
Decrease in:
         Securities sold, not yet purchased . . . . . . . . . . . . . . .         (44,861)                 (171,404)
                                                                              -----------               ------------
                                                                                4,063,061                (8,094,760)
                                                                              -----------               ------------

CASH PROVIDED (USED) FOR OPERATING ACTIVITIES . . . . . . . . . . . . . .       3,914,533                (6,959,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in short-term borrowings . . . . . . . . . .      (1,000,000)                8,000,000
         Payments on capital lease obligation . . . . . . . . . . . . . .        (150,000)                      ---
         Employee stock transactions  . . . . . . . . . . . . . . . . . .         301,768                   229,693
         Repurchases of common stock  . . . . . . . . . . . . . . . . . .      (1,249,372)                 (261,039)
         Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .        (343,041)                 (841,213)
                                                                              ------------              ------------
CASH PROVIDED (USED) FOR FINANCING ACTIVITIES . . . . . . . . . . . . . .      (2,440,645)                7,127,441
                                                                              ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of investment account securities  . . . . . .         704,125                   138,839
         Net payments for equipment and leasehold improvements  . . . . .        (243,141)                  (92,819)
         Purchases, advances and other activity in other
         investments - net  . . . . . . . . . . . . . . . . . . . . . . .         (38,344)                   31,012
                                                                              ------------              ------------

CASH PROVIDED BY INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . .         422,640                    77,032
                                                                              -----------               -----------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .       1,896,528                   245,167
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . .       2,612,487                 2,276,928
                                                                              -----------               -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . .     $ 4,509,015               $ 2,522,095
                                                                              ===========               ===========

Income tax payments . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   152,585               $   814,581
Interest payments . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 1,219,348               $   597,439

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                       MARCH 31, 1995 AND MARCH 25, 1994


SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The consolidated financial statements include the accounts and operations of First of Michigan Capital Corporation and its subsidiary companies (the Company) including First of Michigan Corporation, a registered securities broker-dealer and a member organization of the New York Stock Exchange, Inc., after elimination of all significant intercompany accounts and transactions.

Securities owned and securities sold, not yet purchased, are valued at market and unrealized gains and losses are reflected in revenues.

Investment account securities are carried at the lower of cost or market. Certain other investments are accounted for on the equity method. The Company's equity in such operations was not material in amount during the periods ended March 31, 1995 and March 25, 1994.

Net income per share is computed on the basis of the weighted average number of common shares outstanding, assuming dilutive stock options were exercised at the beginning of the quarter or at the date of issuance, if later, with applicable proceeds used to acquire additional treasury shares at the average market price.

INCOME TAXES

The provision for income taxes consists of the following:

                                                                 SIX MONTHS ENDED
                                                                 ----------------

                                                 MARCH 31, 1995                     MARCH 25, 1994
                                                 --------------                     --------------

                                           FEDERAL        STATE & LOCAL      FEDERAL          STATE & LOCAL
                                           -------        -------------      -------          -------------
Current . . . . . . . . . . . . . . .    $   415,000     $   12,000         $  750,000         $  15,000
Deferred  . . . . . . . . . . . . . .       (393,000)        (9,000)          (200,000)              ---
                                         -----------     ----------         ----------         ---------
Total . . . . . . . . . . . . . . . .    $    22,000     $    3,000         $  550,000         $  15,000
                                         ===========     ==========         ==========         =========

Deferred income taxes principally arise from deferred compensation expense.

CONTINGENCIES

In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at March 31, 1995 and subsequently settled, had no material effect on the financial statements as of that date.

First of Michigan Corporation is the subject of claims made in several civil actions arising out of its business as a broker-dealer and as an investment banker. While these actions in the aggregate seek substantial amounts, management believes that their disposition will not have a material adverse effect on the financial position of the Company.

TERMINATION OF MERGER AND RELATED EXPENSES

Merger termination expense for the three months and six months ended March 25, 1994, includes both legal costs as well as the amortization of certain employee retention agreements. With the settlement of the lawsuit with Comerica, Incorporated, in August 1994, the amortization of the retention agreements, amounting to $343,494 and $654,453 for the three months and six months ended March 31, 1995, respectively, has been included in employee compensation and benefits.

CAPITAL REQUIREMENTS

First of Michigan Corporation is subject to the uniform net capital rule (Rule 15c3-1) of the Securities and Exchange Commission and the capital rules of the New York Stock Exchange, Inc., of which it is a member, and elects to compute its net capital requirements in accordance with the alternative method.

Under this method, the Corporation is required to maintain minimum net capital, as defined, equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rules also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5 percent of aggregate debits. At March 31, 1995 First of Michigan Corporation's net capital of $16,896,008 was 23 percent of aggregate debit balances, and was $15,431,295 in excess of the 2 percent minimum net capital required and $13,234,227 in excess of the 5 percent dividend restriction.

                     _____________________________________

The preceding information is unaudited and accordingly, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the period have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Second quarter fiscal 1995 compared to second quarter fiscal 1994.

GENERAL

First of Michigan Capital Corporation's principal subsidiary is First of Michigan Corporation, a member of the New York Stock Exchange and Michigan's largest full-service securities firm. Founded more than 60 years ago, First of Michigan Corporation specializes in a wide range of financial services that include investment products such as stocks, bonds, unit trusts and mutual funds; investment services such as retirement plans, money management, underwriting and trading and investment banking. First of Michigan offers these services through its 545 employees located in 32 offices throughout Michigan, as well as an office at 100 Wall Street, New York.

The Company's profitability, to a large degree, is sensitive to the volume of trading in securities and the volatility and general level of securities market prices. While the Company places emphasis on controlling fixed costs, many of its activities have high operating costs which do not decrease proportionately with reduced levels of activity. Sustained periods of reduced volume, or loss of clients, could have adverse effects upon profitability.

RESULTS OF OPERATIONS

Total revenues decreased 5% for the quarter and 10% for the six month period. A general discussion follows as no category changes resulted in significant dollar amounts. Overall, retail trading volume was down at First of Michigan Corporation as it has been throughout the securities industry as a whole. Commission revenues have decreased due to a reduction of retail commissions generated from listed and over-the-counter stock business as well as reduced revenues from mutual fund transactions. Revenues from principal transactions increased primarily in the areas of secondary corporate equity and bond trading. Fixed income activities in municipal bond trading has also increased as higher interest rates continue to fuel an increased demand for these products. Investment banking revenues have increased as both municipal and corporate bond underwriting has increased. Fees received from the participation in underwriting syndicates as well as other financial consulting engagements has also increased. Offsetting these increases is a decrease in revenues from equity underwritings, particularly in the area of initial public offerings of stock. Interest income has increased due to increased customer margin loan balances coupled with the increase in short-term interest rates. Insurance commissions continue to decrease in the areas of life insurance and variable rate annuities. Fixed rate annuities are attracting attention again as interest rates continue to rise. Other income has increased primarily due to additional service fees received for money management as well as distribution and advisory fees for certain money market funds. The company also recognized a gain on the sale of securities in its investment account.

Total expenses decreased 3% and 6%, respectively, which is in line with the revenue trend. A general discussion follows as no category changes resulted in significant dollar amounts. The largest expense category, employee compensation and benefits, decreased in conjunction with the decrease in commission revenues and also due to a decrease in certain discretionary bonus programs associated with the level of pre-tax earnings. Offsetting these declines was an increase in salaries associated with staff additions. Floor brokerage, exchange, clearance and other fees decreased due to a decrease in commissions paid to a fully-disclosed broker-dealer because of a decrease in their revenues. Communications costs, primarily telephone, has increased due to increased marketing efforts to attract new clients. Interest expense has increased due to the increased borrowings required to support the increase in customer margin loan balances. Higher interest rates have also contributed to the increase. Occupancy and equipment rental costs have increased due to additional space leased at the corporate offices as well as increased costs associated with our newly enhanced computer systems that have been installed throughout the entire branch network. While these expenses initially have a net expense impact, we believe that these productivity tools for our Investment Executives as well as our increased marketing efforts will result in superior client service and ultimately have a positive net impact on the firms profitability. Office supplies and expenses increased due to increased service bureau costs associated with trade processing and customer statement processing. The firm is continuing to update its forms and add new ones as our products and services continue to expand. The provision for income taxes decreased due entirely to the decrease in earnings. The effective tax rate as compared to the prior year declined because the percentage of non-taxable income to operating income has increased.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased due to decreases in customer receivables as well as increases in customer payables and broker-dealer payables. The largest use of cash for operating activities was to purchase securities inventories. Due to the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and, therefore, are not very useful indicators of long-term trends in the Company's cash uses for operations. Cash used for financing activities consisted of a reduction in bank loans outstanding as well as for the repurchase of common stock to be held in treasury. At March 31, 1995, approximately 88% for the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by equity capital and short-term borrowings under established lines of credit with several banking institutions. A total of $112,000,000 in approved lines of credit was available to the Company at March 31, 1995, of which $25,250,000 was outstanding.

The Company is subject to the net capital requirements of the Securities and Exchange Commission and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At March 31, 1995, the Company's net capital of $16,896,008 exceeded the minimum requirement by $15,431,295.

Effective June 7, 1995, the SEC has mandated a reduction in the time allotted to settle securities transactions from 5 days to 3 days from trade date ("T+3"). Internal studies have shown that a majority of the Company's clients are already settling their trades in less than 5 days. In addition, the Company has provided extensive information to its Investment Executives and clients to educate and prepare them for "T+3". While the full effect of "T+3" cannot be fully ascertained until it's implementation, management believes that funds provided by net cash earnings combined with the liquidity of its assets, its existing capital base and its available lines of credit are fully adequate to meet the Company's financing needs for the foreseeable future.

The Company does not engage in any derivative trading that would result in any additional off-balance sheet risk, and in addition, carries no "junk" bonds in its inventory.

CONTINGENT MATTERS

First of Michigan Corporation is the subject of claims made in several civil actions arising out of its business as a broker-dealer and as an investment banker. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While these actions in the aggregate seek substantial amounts, management believes that their disposition will not have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of a potential unfavorable resolution to a contingency, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in that quarter.

PART II. OTHER INFORMATION


Item 4.  Submissions of Matters to a Vote of Security Holders

         (a)     The Annual Meeting of Shareholders was held on February 17,
                 1995.

         (c) At such meeting, one and two directors were elected for terms expiring in 1996 and 1998, respectively, and a proposal to ratify the appointment of Ernst & Young LLP to act as independent public accountants for the fiscal year ending September 29, 1995 were approved. The votes were as follows:


                                                                                                  Broker
                             For          Against              Withheld       Abstained         Non Votes
                          ---------      ---------             ---------      ---------         ---------
Election of
Steve Gasper, Jr.
as Director for
term expiring
in 1996                   2,733,793            --                  --          11,421               --

Election of
Craig P. Baker
as Director for
term expiring
in 1998                   2,651,275            --                  --          93,939               --

Election of
Thomas A.
McDonnell
as Director for
term expiring
in 1998                   2,733,766            --                  --          11,448               --

Ratification of
Appointment of
Ernst & Young LLP         2,743,128         1,110                  --             976               --

Item 6.  Exhibits and Reports on Form 8-K

         The following exhibits are included herein:

         (11)  Statement Re Computation of Per Share Earnings
         (19) First Amendment dated January 24, 1995, to Employment Agreement dated April 1, 1994, between Registrant and Steve Gasper, Jr.
         (27)  Financial Data Schedule

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     FIRST OF MICHIGAN CAPITAL CORPORATION



May 12, 1995                          /s/ Steve Gasper, Jr.
                                      ------------------------------------------
                                      STEVE GASPER, JR. - PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER



May 12, 1995                          /s/ Conrad W. Koski
                                      ------------------------------------------
                                      CONRAD W. KOSKI
                                      EXECUTIVE VICE PRESIDENT & TREASURER
                                      (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                 EXHIBIT INDEX





Exhibit Number                                         Description
- - - - - - - - - - --------------                                         -----------

     11                                         Statement Re Computation
                                                of Per Share Earnings


     19                                         First Amendment to
                                                Employment Agreement


     27                                         Financial Data Schedule