Form 10-Q
period 1995-06-30
FIRST OF MICHIGAN CAPITAL CORP
filed 1995-08-14
CIK 36781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended JUNE 30, 1995

[  ]     Transaction report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from __________ to __________.

Commission file number:   1-7467

                     FIRST OF MICHIGAN CAPITAL CORPORATION
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         13-2780197
_____________________________________    _______________________________________
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


         100 RENAISSANCE CENTER/26TH FLOOR
                 DETROIT, MICHIGAN                                        48243
________________________________________________________________________________
     (Address of principal executive offices)                         (Zip Code)

                                 (313) 259-2600

________________________________________________________________________________
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
________________________________________________________________________________

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

Common Stock, $.10 Par Value - 2,811,442 shares as of August 2, 1995



                                      10-Q

                                     INDEX



                     FIRST OF MICHIGAN CAPITAL CORPORATION



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - June 30, 1995 and September 30, 1994

         Condensed consolidated statements of income - Three months ended June 30, 1995 and June 24, 1994; Nine months ended June 30, 1995 and June 24, 1994

         Consolidated statements of cash flows - Nine months ended June 30, 1995 and June 24, 1994

         Notes to condensed consolidated financial statements -  June 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                               JUNE 30,              SEPTEMBER 30,
                                                                 1995                    1994
                                                            --------------           -------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . .     $  2,650,747              $  2,612,487
Receivable from brokers and dealers . . . . . . . . . .        7,171,289                 2,673,582
Receivable from customers . . . . . . . . . . . . . . .       71,912,879                73,536,305
Notes receivable from employees . . . . . . . . . . . .        2,086,930                 2,278,673
Other accounts receivable . . . . . . . . . . . . . . .        1,401,469                 1,756,211
Securities owned  . . . . . . . . . . . . . . . . . . .       12,861,158                 4,656,986
Memberships in exchanges, at cost(market value-
   $950,500 at June 30, 1995 and
   $918,000 at September 30, 1994). . . . . . . . . . .          430,503                   430,503
Equipment and leasehold improvements, at
   depreciated cost . . . . . . . . . . . . . . . . . .        2,769,735                 2,597,239
Other investments . . . . . . . . . . . . . . . . . . .          716,359                 1,134,887
Net cash surrender value of life insurance  . . . . . .        7,404,598                 6,874,924
Deferred income taxes . . . . . . . . . . . . . . . . .        2,841,000                 2,541,000
Other assets  . . . . . . . . . . . . . . . . . . . . .        2,648,719                 2,675,156
                                                            ------------              ------------
                                                            $114,895,386              $103,767,953
                                                            ------------              ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable to banks . . . . . . . . . . . . . . .     $ 34,250,000              $ 26,250,000
   Payable to brokers and dealers . . . . . . . . . . .       19,317,827                16,368,327
   Payable to customers . . . . . . . . . . . . . . . .       13,600,351                12,685,476
   Securities sold, not yet purchased . . . . . . . . .          424,213                   318,255
   Employee compensation payable  . . . . . . . . . . .       12,038,221                12,335,278
   Income taxes payable . . . . . . . . . . . . . . . .                0                   172,913
   Dividend payable . . . . . . . . . . . . . . . . . .          168,655                   126,178
   Other accounts payable and accrued liabilities . . .        4,050,604                 2,884,546
   Capital lease obligation . . . . . . . . . . . . . .        1,275,000                 1,500,000
                                                            ------------              ------------
                                                              85,124,871                72,640,973

Contingencies - See note
Stockholders' equity:
   Common stock, $.10 par value 10,000,000
   shares authorized,  2,891,558 issued . . . . . . . .          289,156                   289,156
Capital in excess of par value  . . . . . . . . . . . .        3,689,801                 3,767,157
Retained earnings . . . . . . . . . . . . . . . . . . .       26,793,663                27,202,524
                                                            ------------              ------------
                                                              30,772,620                31,258,837
                                                            ------------              ------------

Less treasury stock, at cost - 80,641 shares
at June 30, 1995 and 9,674 at
September 30, 1994  . . . . . . . . . . . . . . . . .         (1,002,105)                 (131,857)
                                                            ------------              ------------

                                                              29,770,515                31,126,980
                                                            ------------              ------------
                                                            $114,895,386              $103,767,953
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

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)




                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 ------------------              -----------------

                                                              JUNE 30,       JUNE 24,         JUNE 30,       JUNE 24,
                                                                1995           1994             1995           1994
                                                             -----------    -----------     -----------    ------------
REVENUES:
       Commissions  . . . . . . . . . . . . . . . . . . .    $9,038,531     $8,441,971       $24,220,737     $28,896,869
       Principal transactions   . . . . . . . . . . . . .     1,189,237        726,728         3,450,608       2,800,795
       Investment banking   . . . . . . . . . . . . . . .     1,929,145      2,928,122         6,647,277       7,069,909
       Interest   . . . . . . . . . . . . . . . . . . . .     1,598,303      1,249,877         4,624,763       3,114,537
       Insurance commissions  . . . . . . . . . . . . . .       627,993        805,271         1,957,693       2,513,131
       Other  . . . . . . . . . . . . . . . . . . . . . .     1,265,146        773,051         3,439,930       2,357,481
                                                             ----------     ----------       -----------     -----------
       TOTAL REVENUES   . . . . . . . . . . . . . . . . .    15,648,355     14,925,020        44,341,008      46,752,722
                                                             ----------     ----------       -----------     -----------

EXPENSES:
       Employee compensation and benefits   . . . . . . .     8,614,283      7,099,889        23,519,264      22,746,529
       Floor brokerage, exchange, clearance and other
          fees  . . . . . . . . . . . . . . . . . . . . .     1,214,997      1,265,566         3,608,336       4,612,905
       Communications   . . . . . . . . . . . . . . . . .       300,189        246,907           874,539         712,143
       Interest   . . . . . . . . . . . . . . . . . . . .       796,977        519,317         2,180,895       1,110,200
       Occupancy and equipment rental   . . . . . . . . .     1,268,890        904,898         3,425,824       2,671,961
       Taxes, other than income taxes   . . . . . . . . .       728,310        693,997         2,093,563       1,977,906
       Office supplies and expenses   . . . . . . . . . .       950,033        682,030         2,643,655       2,023,151
       Merger termination expenses  . . . . . . . . . . .           ---      1,450,180               ---       3,390,082
       Other operating expenses   . . . . . . . . . . . .     2,244,052      1,925,218         6,111,355       5,633,762
                                                             ----------     ----------       -----------     -----------
       TOTAL EXPENSES   . . . . . . . . . . . . . . . . .    16,117,731     14,788,002        44,457,431      44,878,639
                                                             ----------     ----------       -----------     -----------

Income (loss) before income taxes . . . . . . . . . . . .      (469,376)       137,018          (116,423)      1,874,083
Provision (credit) for income taxes . . . . . . . . . . .      (240,000)        10,000          (215,000)        575,000
                                                             ----------     ----------       -----------     -----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . . . . . .    $ (229,376)    $  127,018       $    98,577     $ 1,299,083
                                                             ----------     ----------       -----------     -----------

Net income (loss) per share . . . . . . . . . . . . . . .       $  (.08)         $ .04             $ .03           $ .44

Average number of common and common equivalent
shares outstanding for income (loss) per share  . . . . .     2,824,321      2,953,601         2,867,971       2,953,490

Cash dividends per share  . . . . . . . . . . . . . . . .         $ .06          $ .05            $  .18           $ .10


See accompanying notes.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                       -----------------
                                                                                JUNE 30,                 JUNE 24,
                                                                                  1995                     1994
                                                                             -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       98,577            $    1,299,083
Noncash items included in Net Income:
         Depreciation and amortization  . . . . . . . . . . . . . . . . .         313,173                   268,031
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .        (300,000)                 (315,000)
         Gain on sale of fixed assets . . . . . . . . . . . . . . . . . .          (3,523)                     (139)
         Gain on sale of investment account securities  . . . . . . . . .        (261,013)                  (14,580)
                                                                           --------------            --------------
                                                                                 (152,786)                1,237,395
                                                                           --------------            --------------

(Increase) decrease in operating receivables:
         Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,623,426               (14,001,408)
         Brokers and dealers  . . . . . . . . . . . . . . . . . . . . . .      (4,497,707)                  388,460
         Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . .         191,743                 1,075,769
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         354,742                  (236,920)
Increase (decrease) in operating payables:
         Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . .         914,875                (7,482,491)
         Brokers and dealers  . . . . . . . . . . . . . . . . . . . . . .       2,949,500                 5,683,893
         Employee compensation  . . . . . . . . . . . . . . . . . . . . .        (297,057)               (1,311,101)
         Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        (172,913)                   69,269
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,166,058                   339,336
(Increase) decrease in:
         Securities inventory . . . . . . . . . . . . . . . . . . . . . .      (8,204,172)                1,635,715
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        (503,237)               (1,417,484)
Increase (decrease) in:
         Securities sold, not yet purchased . . . . . . . . . . . . . . .         105,958                  (452,858)
                                                                           --------------            --------------
                                                                               (6,368,784)              (15,709,819)
                                                                           --------------            --------------


CASH USED FOR OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . . . .      (6,521,570)              (14,472,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in short-term borrowings  . . . . . . . . . . . . . . .       8,000,000                16,520,000
         Payments on capital lease obligation . . . . . . . . . . . . . .        (225,000)                      ---
         Employee stock transactions  . . . . . . . . . . . . . . . . . .         301,768                   301,980
         Repurchases of common stock  . . . . . . . . . . . . . . . . . .      (1,249,372)                 (359,600)
         Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .        (464,961)                 (985,787)
                                                                           --------------            --------------
CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .       6,362,435                15,476,593
                                                                           --------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of investment account securities  . . . . . .         704,125                   138,839
         Net payments for equipment and leasehold improvements  . . . . .        (482,146)                 (225,044)
         Purchases, advances and other activity in other
         investments - net  . . . . . . . . . . . . . . . . . . . . . . .         (24,584)                  (11,510)
                                                                           --------------            --------------

CASH PROVIDED (USED) FOR INVESTING ACTIVITIES . . . . . . . . . . . . . .         197,395                   (97,715)
                                                                           --------------            --------------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .          38,260                   906,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . .       2,612,487                 2,276,928
                                                                           --------------            --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . .  $    2,650,747            $    3,183,382
                                                                           ==============            ==============

Income tax payments . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      174,923            $      820,731
Interest payments . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    2,035,360            $    1,087,015

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                        JUNE 30, 1995 AND JUNE 24, 1994


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

Investment account securities are carried at the lower of cost or market. Certain other investments are accounted for on the equity method. The Company's equity in such operations was not material in amount during the periods ended June 30, 1995 and June 24, 1994.

Net income per share is computed on the basis of the weighted average number of common shares outstanding, assuming dilutive stock options were exercised at the beginning of the quarter or at the date of issuance, if later, with applicable proceeds used to acquire additional treasury shares at the average market price.

INCOME TAXES

The provision for income taxes consists of the following:

                                                                   NINE MONTHS ENDED
                                                                   -----------------

                                                  JUNE 30, 1995                      JUNE 24, 1994
                                                  -------------                      -------------

                                           FEDERAL        STATE & LOCAL      FEDERAL          STATE & LOCAL
                                           -------        -------------      -------          -------------
Current . . . . . . . . . . . . . . .    $    75,000       $  (10,000)       $  865,000         $  25,000
Deferred  . . . . . . . . . . . . . .       (280,000)             ---          (315,000)              ---
                                         -----------       ----------        ----------         ---------
Total . . . . . . . . . . . . . . . .    $  (205,000)      $  (10,000)       $  550,000         $  25,000
                                         ===========       ==========        ==========         =========

Deferred income taxes principally arise from deferred compensation expense.

CONTINGENCIES

In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at June 30, 1995 and subsequently settled, had no material effect on the financial statements as of that date.

First of Michigan Corporation is the subject of claims made in several civil actions arising out of its business as a broker-dealer and as an investment banker. While these actions in the aggregate seek substantial amounts, management believes that their disposition will not have a material adverse effect on the financial position of the Company.

TERMINATION OF MERGER AND RELATED EXPENSES

Merger termination expense for the three months and nine months ended June 24, 1994, includes both legal costs as well as the amortization of certain employee retention agreements. With the settlement of the lawsuit with Comerica, Incorporated, in August 1994, the amortization of the retention agreements, amounting to $338,383 and $992,836 for the three months and nine months ended June 30, 1995, respectively, has been included in employee compensation and benefits.

CAPITAL REQUIREMENTS

First of Michigan Corporation is subject to the uniform net capital rule (Rule 15c3-1) of the Securities and Exchange Commission and the capital rules of the New York Stock Exchange, Inc., of which it is a member, and elects to compute its net capital requirements in accordance with the alternative method.

Under this method, the Corporation is required to maintain minimum net capital, as defined, equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rules also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5 percent of aggregate debits. At June 30, 1995 First of Michigan Corporation's net capital of $17,111,172 was 23 percent of aggregate debit balances, and was $15,644,986 in excess of the 2 percent minimum net capital required and $13,445,708 in excess of the 5 percent dividend restriction.

SUBSEQUENT EVENT

On August 3, 1995, the Company announced the commencement of a cash tender offer to purchase up to 625,000 shares of the Company's common stock at $11.375 per share. The terms and conditions of the tender offer are set forth in the Offer to Purchase dated August 3, 1995 and the related letter of transmittal which is being distributed to all Company stockholders. The Company's tender offer is set to expire on Thursday, August 31, 1995, unless the offer is extended by the Company.

The Company's tender offer is not conditioned on any minimum number of shares being tendered. Certain stockholders have agreed not to tender any of the 1,386,312 shares of the Company that they own. The Company will buy shares first from those stockholders holding fewer that 100 shares. If more than 625,000 share are tendered, the shares in excess of the shares tendered by stockholders with fewer than 100 shares will be purchased on a pro rata basis.

The purpose of the tender offer is to use the Company's excess capitalization to provide an opportunity for the Company's common stockholders to receive immediate liquidity for the shares up to the 625,000 shares offered to be purchased and to reduce the operating capital expenses by eliminating Company common stockholdings of fewer than 100 shares and removing the Company's common stock from registration under the Securities Exchange Act of 1934 and from listing on the Chicago Stock Exchange.

The Board of Directors of the Company has received an opinion from Duff & Phelps Capital Markets Co. to the effect that, as of July 20, 1995, the offering price of $11.375 is fair to the Company's stockholders from a financial point of view. Neither the Company nor its Board of Directors is making any recommendation to any stockholder as to whether to tender or refrain from tendering shares in the offer and has not authorized any person to make any such recommendation. On August 2, 1995, the closing price of the Company's common stock on the Chicago Stock Exchange was bid at $8.50 and offered at $10.00.

Assuming the Company purchases the maximum amount at the purchase price per share, the Company expects the maximum aggregate cost of the offer, including all fees and expenses applicable to the offer, to be approximately $7,383,375.

The Company anticipates that it will fund the purchase of shares pursuant to the offer, and the payment of related fees and expenses, from proceeds to be received from the surrender of certain whole life insurance policies (insuring the lives of certain Company officers and naming the Company as the beneficiary) and the sales of certain securities and other investments. The tax liability arising from the surrender of the life insurance policies is approximately $375,000 ($.13 per share), while the tax liabilities on the sale of certain securities and other assets cannot presently be determined.

Assuming the Company purchases the maximum amount of shares pursuant to the offer, the Company's excess net capital, which is $17.1 million at June 30, 1995, will be reduced by approximately $7.4 million, which will leave the Company with excess net capital of approximately $9.7 million, representing 13 percent of aggregate debit balances, and will be approximately $8.2 million in excess of the 2 percent minimum net capital required and approximately $6 million in excess of the 5 percent dividend restriction.

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

Third quarter fiscal 1995 compared to third quarter fiscal 1994.

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

RECENT DEVELOPMENT

On August 3, 1995, the Company announced the commencement of a cash tender offer to purchase up to 625,000 shares of the Company's common stock at $11.375 per share. The terms and conditions of the tender offer are set forth in the Offer to Purchase dated August 3, 1995 and the related letter of transmittal which is being distributed to all Company stockholders. The Company's tender offer is set to expire on Thursday, August 31, 1995, unless the offer is extended by the Company. Please refer to Notes to Condensed Consolidated Financial Statements (Subsequent Event) for a further description of the offer. Further information concerning the offer may be obtained from the information agent, Morrow & Co., Inc. at 1-800-662-5200.

RESULTS OF OPERATIONS

Total revenues increased 5% for the quarter but decreased 5% for the nine month period. Overall, retail trading volume was up for the quarter at First of Michigan Corporation as it has been throughout the securities industry as a whole. Commission revenues showed a modest increase for the quarter but continued to show a decrease for the year due to a reduction of retail commissions generated from listed and over-the-counter stock business as well as reduced revenues from mutual fund transactions. Revenues from principal transactions increased primarily in the areas of secondary corporate and municipal bond trading. Investment banking revenues have increased as both municipal and corporate bond underwritings has increased. Fees received from the participation in underwriting syndicates as well as other financial consulting engagements has also increased. Offsetting these increases is a decrease in revenues from equity underwritings, particularly in the area of initial public offerings of stock. Interest income has increased due to increased customer margin loan balances coupled with the increase in short-term interest rates. Insurance commissions continue to decrease in the areas of life insurance and variable rate annuities. Fixed rate annuities are attracting attention again as interest rates continue to remain relatively high. Other income has increased primarily due to additional service fees received for money management as well as distribution and advisory fees for certain money market funds. The Company also recognized a gain on the sale of securities in its investment account earlier in the year. In addition, new account openings and assets under management have continued to grow.

Total expenses increased 9% for the quarter but decreased 1% for the nine month period which is in line with the revenue trend. The largest expense category, employee compensation and benefits, increased in conjunction with the increase in commission revenues as well as an increase in salaries associated with staff additions. Offsetting these increases was a decrease in certain discretionary bonus programs associated with the level of pre-tax earnings. Floor brokerage, exchange, clearance and other fees decreased due to a decrease in clearance fees paid resulting from contract re-negotiations as well as a decrease in commissions paid to a fully-disclosed broker-dealer because of an associated decrease in its revenues. Communications costs, primarily telephone, has increased due to increased marketing efforts to attract new clients as well as the increase in overall trade volume. Interest expense has increased due to the increased borrowings required to support the increase in customer margin loan balances. Higher interest rates have also contributed to the increase.

Taxes, other than income taxes, showed modest increases due to the payroll taxes associated with net staff additions as well as an increase in the Michigan Single Business Tax associated with the increase in revenues and payroll costs for the quarter. Office supplies and expenses increased as a result of increased service bureau costs associated with trade processing and customer statement processing. The firm is continuing to update its forms and add new ones as our products and services continue to expand. Other operating expenses increased due to increases in sales promotion and advertising. The provision (credit) for income taxes decreased due to the decrease in earnings and certain book/tax differences utilized in the computation of the tax provision.


LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities showed a net decrease due to increases in receivables from brokers and dealers. The largest use of cash for operating activities was to purchase securities inventories. Due to the nature of the Company's business, the changes in operating asset and liability account balances, relative to net income for any particular accounting period, can be quite large and therefore, are not very useful indicators of long-term trends in the Company's cash uses for operations. Cash provided by financing activities consisted of an increase in bank loans outstanding which was partially offset by the Company's repurchases of its common stock as well as an increase in dividends paid. At June 30, 1995, approximately 89% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by equity capital and short-term borrowings under established lines of credit with several banking institutions. A total of $112,000,000 in approved lines of credit was available to the Company at June 30, 1995, of which $34,250,000 was outstanding.

The Company is subject to the net capital requirements of the Securities and Exchange Commission and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At June 30, 1995, the Company's net capital of $17,111,172 exceeded the minimum requirement by $15,644,986. Assuming the Company purchases the maximum amount of shares pursuant to the offer, (as described in the Notes to Condensed Consolidated Financial Statements) the Company's excess net capital, which is $17.1 million at June 30, 1995, will be reduced by approximately $7.4 million, which will leave the Company with excess net capital of approximately $9.7 million, representing 13 percent of aggregate debit balances, and will be approximately $8.2 million in excess of the 2 percent minimum net capital required and approximately $6 million in excess of the 5 percent dividend restriction.

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

OUTLOOK

Management anticipates continued operating losses from its money management services subsidiary for the remainder of fiscal 1995. In addition, the Company has experienced increased costs as a result of additional space leased at the corporate offices as well as increases associated with its newly enhanced computer systems that have been installed throughout the entire branch network. While these increased expenses initially have a net impact on earnings, management believes that the tools provided to the Company's Investment Executives, as well as increased marketing efforts, will result in superior client service and ultimately will have a positive impact on the Company's profitability.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)    The following exhibits are included herein:

         (11)   Statement Re Computation of Per Share Earnings

         (b)    Reports on Form 8-K:

         On July 27, 1995, the Company filed a report on Form 8-K containing a press release dated July 26, 1995, announcing its intention to commence a self-tender offer for 625,000 shares of its common stock at $11.375 per share. There were no financial statements filed with this Form 8-K and the only exhibit filed with this Form 8-K was a copy of the July 26, 1995 press release.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     FIRST OF MICHIGAN CAPITAL CORPORATION



August 11, 1995                       /s/ Steve Gasper, Jr.
                                      -----------------------------------------
                                      STEVE GASPER, JR. - PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER



August 11, 1995                       /s/ Conrad W. Koski
                                      -----------------------------------------
                                      CONRAD W. KOSKI
                                      EXECUTIVE VICE PRESIDENT & TREASURER
                                      (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                 Exhibit Index

Exhibit Number          Description
--------------          -----------

     11                 Statement Re Computation of Per Share Earnings

     27                 Financial Data Schedule