Form 10-K
period 1995-09-29
FIRST OF MICHIGAN CAPITAL CORP
filed 1995-12-28
CIK 36781

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ______________

                        COMMISSION FILE NUMBER 1-7467

                    FIRST OF MICHIGAN CAPITAL CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


          Delaware                                         13-2780197
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

          100 Renaissance Center, 26th Floor
                Detroit, Michigan                        48243
       (Address of Principal Executive Offices)        (Zip Code)

     Registrant's Telephone Number, Including Area Code:  (313) 259-2600

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on which Registered
-------------------                   -----------------------------------------

Common Stock, $.10 par value              Chicago Stock Exchange, Incorporated

      Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  /X/    No  / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the shares of Common Stock owned by persons other than directors, executive officers, and persons or groups known to the Registrant to own over 10% of its outstanding Common Stock (none of which persons or groups are hereby acknowledged to be affiliates) was $9,986,471 on December 14, 1995 and represented 1,174,879 shares.

         2,675,733 shares of Common Stock, par value $.10 per share, were outstanding as of December 19, 1995.

                   DOCUMENTS INCORPORATED BY REFERENCE: None

                                     PART I

ITEM 1.  BUSINESS.

         General. Registrant was incorporated on May 13, 1974 and is a holding company, the principal subsidiary of which is First of Michigan Corporation ("FoM"), founded in 1933.

         FoM is a securities broker-dealer and investment banker, and engages in brokerage of listed securities and principal and agency transactions in unlisted securities and the underwriting and distribution of securities. Securities dealt in include equity and debt securities of industrial and financial companies and institutions, mutual funds, and securities of states, municipalities, and other governmental entities, including hospital, industrial development, and pollution control bonds. FoM is a member of the New York Stock Exchange, Inc. (the "NYSE"), other stock, commodity, and option exchanges, and the National Association of Securities Dealers, Inc. (the "NASD").

         Under the direction of its Corporate Finance Department, FoM is responsible for underwritings, mergers and acquisitions, private placements, valuations, financial advisory work, and other investment banking matters and manages the underwriting of corporate and certain municipal securities. FoM also participates as an underwriter in underwriting syndicates managed by other firms. Through its Public Finance Department, FoM also acts as an underwriter and dealer in tax-exempt bonds issued by states, cities, and other political subdivisions and may act as manager or participant in offerings of such securities managed by other firms.

         The management of and participation in public offerings involves significant risks. An underwriter may incur losses if it is unable to resell at a profit the securities it has purchased. Under the Securities Act of 1933, other statutes, and court decisions, an underwriter is subject to substantial liability for misstatements or omissions that are judged to be material in prospectuses and other communications related to underwritings. Underwriting commitments cause a charge against net capital, as defined in Rule 15c3-1 of the Securities and Exchange Commission (the "Commission") -- see "Regulation" below; consequently, the aggregate amount of underwriting commitments at any one time may be limited by the amount of available net capital. Such limitation has not to date caused FoM to be unable to accept underwriting commitments it desired to accept.

         In its business as a broker-dealer, FoM purchases securities for customers on either a cash or margin basis. When securities are purchased on a margin basis, the customer deposits less than the full cost of the security, and FoM makes a loan for the balance of the purchase price. Such loans are collateralized by the securities purchased. The amount which may be loaned is subject to the margin requirements of Regulation T of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and FoM's internal policies, which in most instances are more restrictive than Regulation T or NYSE requirements. In permitting customers to purchase securities on margin, FoM is subject to the risk of a market decline which could reduce the value of its collateral below the amount of the customers' indebtedness.

         FoM trades as principal in the over-the-counter market and it acts as both principal and agent to facilitate the execution of customers' orders. FoM "makes a market" in various securities of interest to its customers through buying, selling, and maintaining an inventory of these securities. FoM also buys corporate and municipal bonds for its own account in the secondary market, maintains an inventory, and resells from that inventory to other dealers and to institutional and retail customers.

         At September 29, 1995, FoM maintained current accounts for approximately 160,000 customers -- that is, customers for whom at least one transaction had been effected or for whom securities or money were being held during the previous 24 months. Also, as of September 29, 1995, money or securities were being held, or a transaction had been effected since August 28, 1995, for approximately 78,000 customers.

         FoM is registered as a broker-dealer in all of the fifty states, except Nebraska, and maintains offices in 33 locations in two states. Thirty-two of its 33 offices are in Michigan.

         Cranbrook Capital Management, Inc. ("Cranbrook Capital"), a subsidiary of Registrant organized in 1994, is registered as an investment adviser under the Investment Advisers Act of 1940. Cranbrook Capital provides investment management services covering stocks, bonds, and cash investments to high net-worth individuals and institutional accounts such as pension plans, trusts, foundations, and 401(k) plans and also acts as investment adviser to Cranbrook Money Market Fund and Cranbrook Treasury Fund, both series of Cranbrook Funds, a registered investment company. At September 29, 1995, $447 million in Cranbrook Funds assets were under management by Cranbrook Capital, and other assets under management totaled $38.7 million. First of Michigan Insurance Agency, Inc., another subsidiary of Registrant, is licensed to act as a general life insurance agent and thus to sell life insurance. Registrant's other subsidiaries, FoM Advisers, Inc., First of Michigan Properties, Inc., First of Michigan Leasing, Inc., First of Michigan Commodities, Inc., and First of Michigan Venture Capital Associates, Inc. have not engaged in significant activity in recent years.

         Each business area of Registrant uses, for the most part, the same facilities on an integrated basis, with the result that it is not possible to identify or make meaningful estimates of the cost and expenses applicable to and relative profitability of each business area. In fiscal 1995, consolidated revenues were $62,864,914. (See below for information concerning the contribution to revenues of various areas of business.) No material part of Registrant's business is dependent on a single customer or a very few customers. Currently customers are served by 290 investment executives, and there are an aggregate of 265 other full-time employees.

         Competition. All aspects of the securities business are intensely competitive. Competition exists directly with other broker-dealers and investment banking firms, banks, insurance companies, investment advisers, mutual fund management companies, and other providers of financial services. In addition, investment vehicles other than those offered by the securities industry compete for customers' investment dollars. Many competitors have substantially greater resources than Registrant and its subsidiaries, and Registrant and its subsidiaries are not a major factor in the securities or financial service businesses.

         In addition to competing more directly for customers in the range and quality of its products and services and in rates charged to customers, FoM competes with other broker-dealers and investment banking firms for investment executives -- both to retain its current sales force and in the hiring of investment executives from other firms. The financial incentives, including upfront "bonus" payments, offered by other firms in an effort to hire investment executives of FoM can be substantial, and FoM's efforts to retain the services of such personnel may not always succeed. The loss of a significant number of high-producing FoM investment executives to competitors could have a material adverse effect on Registrant's gross revenues and profitability, at least over the short term.

         Regulation. FoM is subject to stringent government regulation and regulation by securities exchanges, principally the NYSE, in the day-to-day conduct of its business. Such regulation is primarily intended to benefit FoM's customers rather than Registrant's stockholders. See Note H of Notes to the Consolidated Financial Statements under Item 8 below with respect to the net capital requirements of the NYSE and the Commission.

         As a member of the NASD and the NYSE, FoM is subject to various rules, the purpose of which is the self-regulation of the securities industry as contemplated by Federal laws, including rules requiring just and equitable principles of trade. The NASD and the NYSE are subject to regulation and supervision by the Commission under the Securities Exchange Act of 1934. Included among NASD and NYSE rules are rules with respect to the amounts of markup or "spread" which a dealer or underwriter may charge on sales as a principal, the manner in which securities may be underwritten, sold, and distributed, and the manner of administering customers' margin accounts.

         Certain of FoM's officers and employees, including all of its investment executives, must individually qualify for registration with the NYSE, other exchanges, the NASD, and certain state regulatory authorities. FoM may be subject to penalties for violations of applicable regulations by its officers, investment executives, and other employees, whether or not FoM has knowledge of or participates in such violations.

         Violations of the provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 or the regulatory provisions of the agencies or authorities having jurisdiction over FoM could subject it to disciplinary proceedings, including temporary or permanent suspension from the conduct of its business or civil or criminal liability. Any such proceedings could have serious adverse effects upon all phases of its business. Violations of the NASD rules of fair practice or other rules including those of exchanges may result in disciplinary proceedings, fines, or expulsion from membership.

         As an investment adviser, Cranbrook Capital and its employees also are subject to extensive regulation under the securities laws, including the Investment Advisers Act and certain provisions of the Investment Company Act of 1940. Activities and employees of other subsidiaries of the Registrant also are subject to varying degrees of government regulation.

         Revenues. Registrant and its subsidiaries provide several classes of service, which utilize the same facilities, distribution, accounting, and service personnel. The following table sets forth, for the five years ended September 29, 1995, the sources of the Registrant's revenues by dollars and percentage amounts:

                          REVENUES BY SOURCE (1)
                     FIRST OF MICHIGAN CAPITAL CORPORATION
                               Fiscal Year Ended

                         -------------------------------------------------------------------------------
                                September 29, 1995           September 30, 1994    September 24, 1993
                              Amount             %          Amount           %     Amount          %
                            ---------       -----------    ---------    ----------  ---------  ---------

 Commissions:
   Listed Securities        $16,682,979         26.5          $16,871,142  27.6     $17,230,266   27.4
   Over the Counter           7,723,565         12.3            9,123,817  14.9       8,018,282   12.7
   Mutual Funds               9,810,436         15.6           11,510,489  18.8      11,684,055   18.5
                             ----------         ----          -----------  ----     -----------   ----

                             34,216,980         54.4           37,505,448  61.3      36,932,603   58.6
                             ----------         ----          -----------  ----     -----------   ----
 Principal Transactions (2):
   Municipal Securities       1,637,277          2.6              919,278   1.5       1,123,465    1.8
   Corporate Securities       3,161,722          5.0            2,830,881   4.6       3,198,075    5.1
                             ----------         ----          -----------  ----     -----------   ----
                              4,798,999          7.6            3,750,159   6.1       4,321,540    6.9
                             ----------         ----          -----------  ----     -----------   ----
 Investment Banking (3):
   Municipal Securities       2,067,402          3.3            1,878,932   3.1       2,637,377    4.2
   Corporate Securities       6,353,141         10.1            6,344,106  10.4       8,069,965   12.8
   Miscellaneous Fees         1,664,322          2.6              643,409   1.0       1,353,736    2.1
                             ----------         ----          -----------  ----     -----------   ----
                             10,084,865         16.0            8,866,447  14.5      12,061,078   19.1
                             ----------         ----          -----------  ----     -----------   ----
 Interest:
   Securities Owned and
   Other                        604,345          1.0              431,109    .7         481,556     .8
   Margin Balances            5,665,573          9.0            4,094,432   6.7       2,606,866    4.1
                             ----------         ----          -----------  ----     -----------   ----

                              6,269,918         10.0            4,525,541   7.4       3,088,422    4.9
                             ----------         ----          -----------  ----     -----------   ----

 Insurance Commissions        2,758,840          4.4            3,338,579   5.5       3,090,235    4.9
 Other Revenues (4)           4,735,312          7.6            3,210,344   5.2       3,535,704    5.6
                             ----------         ----          -----------  ----     -----------   ----
 Total Revenues             $62,864,914        100.0          $61,196,518 100.0     $63,029,582  100.0
                             ==========        =====          =========== =====     ===========  =====

                                   -----------------------------------------------------------

                                     September 25, 1992                     September 27, 1991
                                   Amount              %                        Amount            %
                                   ------            ------                     ------         -------

Commissions:
  Listed Securities                $16,144,393        27.0                      $13,232,702       27.5
  Over the Counter                   6,973,320        11.6                        4,945,655       10.3
                                   -----------        ----                      -----------       ----

                                    33,570,252        56.1                       26,137,375       54.3
                                   -----------        ----                      -----------       ----
Principal Transactions (2):
  Municipal Securities               1,171,574         2.0                      1,376,492          2.9
  Corporate Securities               3,047,583         5.1                      2,969,748          6.2
                                   -----------        ----                    -----------         ----
                                     4,219,157         7.1                      4,346,240          9.1
                                   -----------        ----                    -----------         ----

Investment Banking (3):

   Municipal Securities              1,971,343         3.3                      2,023,135          4.2
   Corporate Securities              9,721,757        16.2                      4,621,572          9.6
   Miscellaneous Fees                1,239,175         2.1                      1,705,288          3.5
                                   -----------        ----                    -----------         ----
                                    12,932,275        21.6                      8,349,995         17.3
                                   -----------        ----                   ------------         ----
Interest:
   Securities Owned and
   Other                               549,362          .9                        872,478          1.8
   Margin Balances                   2,357,050         3.9                      2,439,414          5.1
                                   -----------        ----                    -----------         ----
                                     2,906,412         4.8                      3,311,892          6.9
                                   -----------        ----                     -----------        ----

Insurance Commissions                2,411,316         4.0                      2,646,655          5.5
Other Revenues (4)                   3,839,591         6.4                      3,344,073          6.9
                                   -----------        ----                    -----------         ----

Total Revenues                     $59,879,003       100.0                    $48,136,230        100.0
                                   ===========       =====                    ===========        =====

         (1) It is impractical to show a dollar and percentage breakdown of the Registrant's net income from these sources after allocation of all appropriate expenses, since substantially the same sales personnel and branch office facilities are engaged in the production of the above revenues at any time, and it is not practical to allocate to each revenue source its share of such joint expenses as personnel costs, occupancy and equipment costs, interest and communications costs.

         (2) Principal transaction revenues include realized gains and losses from sales of trading investment account securities and unrealized gains and losses from adjusting security positions to market at the end of each period.

         (3) Investment banking revenues result from the Registrant's management and participation as an underwriter or member of the selling group for the sale of securities and certain other activities. Revenue is the difference between the sales price of the security and the cost of the security and directly related underwriting expenses. Unrealized gains and losses from adjusting security positions to market at the end of each period are also reflected in such revenues. Such revenues include corporate and municipal underwriting management fees. Miscellaneous includes financial consulting fees and private placement fees.

         (4) Other Revenues includes fees for cash management accounts, proxy solicitations, appraisals, etc.

ITEM 2.  PROPERTIES.

         All offices of Registrant and its subsidiaries are located in leased premises. Aggregate space leased for all offices totals 143,000 square feet at an annual rental of $1,987,000 at November 24, 1995. The longest lease expires on October 31, 2005.

         FoM leases office, communication, and other equipment at an annual rent of approximately $409,000 at November 24, 1995. All present equipment leases have remaining terms of five years or less.

         See Note E of Notes to the Consolidated Financial Statements included herein under Item 8 with respect to rental commitments for such properties.


ITEM 3.  LEGAL PROCEEDINGS.

         FoM is from time to time a party defendant (frequently one of many defendants) in litigation arising out of its activities as an underwriter of securities. Also, the terms of underwriting arrangements into which FoM enters may require that FoM bear a portion of expenses and certain liabilities, if any, which arise as a result of the underwriting, whether or not FoM is a named or class defendant in litigation which may be instituted. FoM is also from time to time involved in litigation in which claims are asserted against it arising out of its business as a broker-dealer.

         At the date hereof FoM is subject to litigation of the nature described in which substantial amounts are sought. Where it is a defendant FoM is vigorously contesting such suits by asserting denials and defenses which it believes to be meritorious and, in the opinion of management, based in part upon advice of legal counsel, resolution of the litigation by which it may be affected should have no material adverse effect on the financial position of the Registrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The only outstanding class of equity security of Registrant is its Common Stock, $0.10 par value (the "Common Stock"). Shares of Common Stock are listed for trading on the Chicago Stock Exchange (the "CSE") and at November 28, 1995 were held of record by 327 persons. The information required by this item concerning dividends paid on the Common Stock and trading prices for such stock on the CSE is provided in Note K to the Consolidated Financial Statements included herein under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA.

FOR THE FISCAL YEARS                              1995             1994              1993             1992            1991
                                             -------------     ------------      -------------     -----------     -----------
Revenues  . . . . . . . . . . . . . . . . . . $ 62,864,914      $ 61,196,518      $63,029,582      $59,879,003      $48,136,230
Net Income  . . . . . . . . . . . . . . . . .      108,067         1,042,893        3,400,467        4,704,952        2,775,169
Net Income Per Common and
Common Equivalent Share*  . . . . . . . . . .        $ .04             $ .35           $ 1.16           $ 1.64            $ .98
Cash Dividends Per Common Share * . . . . . .          .18               .16              .36             1.05              .36
Average Number of Common and
Common Equivalent Shares Outstanding* . . . .    2,855,460         2,952,969        2,936,217        2,864,901        2,843,423

AT YEAR END

Total Assets  . . . . . . . . . . . . . . . . $110,457,474     $ 103,767,953      $86,506,328      $67,958,688      $56,161,514
Stockholders' Equity Per Common Share*  . . .       $10.59           $ 10.80          $ 10.63          $  9.80          $  9.20

*Amounts adjusted to reflect the 10% stock dividend declared in December 1993.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

1995 Compared to 1994

         For fiscal 1995, total revenues rose 3% and net income declined 90%. This was due somewhat to slight changes in the revenue mix but was primarily due to higher expenses, resulting mainly from Registrant's investments in technology, office facilities, and new investment executives and support personnel, all of which are needed to help Registrant grow its business and compete effectively in the Great Lakes region.

         Total revenues for the year increased by $1,668,396 or 3%. Revenues from commissions were down $3,288,468 or 9% with the first two quarters of fiscal 1995 showing a decrease of over $5.2 million or 26%, and the last two quarters increasing by almost $2.0 million, a gain of 12%. Agency stock commissions were down $1.5 million or 6% for the year, and commissions from mutual fund transactions decreased $1.7 million or 15%. Registrant's results from retail commissions were typical of what happened in the securities industry for the period October 1994 to September 1995 -- to be specific, revenues declined into Registrant's third quarter, with growth then beginning. Revenues from principal transactions increased $1,048,840 or 28%, with trading revenues in the fixed income area, both taxable and non-taxable, accounting for 84% ($880,000) of the increase as a result of increased emphasis in this area. In addition, profits earned during the formation of the highly successful First of Michigan Financial Institution's Trust, Series I and II, contributed to the increase. Offsetting those increases was a decline in over-the-counter trading revenues.

         Investment banking revenues increased $1,218,418 or 14%. As previously mentioned, FoM originated and sold $30.5 million of the First of Michigan Financial Institution's Trust, Series I and Series II. These two Series contributed $1.5 million in revenues during fiscal 1995. The fixed income area recorded a $617,000 increase over the prior year. In addition, fee-based revenues from corporate finance activities increased $1 million over fiscal 1994. Offsetting all of these increases in the investment banking area was a $1.9 million decline in revenues from equity underwritings as a result of a decline in syndicate underwriting participations. Higher interest rates during the first nine months of fiscal 1995 contributed to the overall reduction of underwriting activity during that period. With rates starting to decrease during the last quarter of fiscal 1995, an increase in underwriting activity did occur.

         Interest income grew to $6.2 million in fiscal 1995 from $4.5 million in fiscal 1994, an increase of 38%. Average margin account borrowings, which are Registrant's principal source of interest revenues, increased by approximately $7.5 million or 12%. Due to increases in short term rates, higher rates charged to clients with margin accounts also contributed to the increase. Insurance commission revenues decreased $580,000 or 17% due to commission reductions in the areas of life insurance and variable rate annuities. Other income increased $1.5 million or 48%, with Registrant's new investment advisory subsidiary, Cranbrook Capital, contributing $665,000. Income contributed by Cranbrook Capital consisted of $570,000 attributable to advisory fees received from the Cranbrook Money Market and Treasury Funds, which Cranbrook Capital began advising in March 1995, and $95,000 related to fees received from other investment advisory services. The remaining increase in other income was due to increased money market distribution fees, increased solicitation fees received by FoM, and gains on the sale of certain investment account securities.

         Expenses increased $2,743,222 or 5%. Employee compensation and benefits increased $4,049,659 or 13% with salary increases accounting for $2.2 million (54%) of the increase. Salary expense increased because of planned additions in support areas such as information systems, compliance, human resources, fixed income, and branch sales management, as well as first year salary guarantees to certain new administrative and sales support executives. Those guarantees do not continue past fiscal 1995. Payouts to investment executives increased $650,000 or 4% because of slightly higher bonus incentive programs for higher producing investment executives and increased payouts due to the hiring of additional investment executives. In addition, with the settlement of the lawsuit with Comerica Incorporated in August 1994 (see Note F to the Consolidated Financial Statements), the amortization of certain employee retention agreements, amounting to $1.3 million, has been included in employee compensation and benefits for fiscal 1995. In prior years, the merger termination expenses included legal costs as well as the amortization of certain employee retention agreements and were shown as a separate line item on Registrant's income statement. Also contributing to the increase in employee compensation and benefits were increased salaries at Cranbrook Capital, which began operation at the beginning of fiscal 1995. Offsetting these increases was a decline of $473,000 in certain discretionary bonus programs associated with the level of pre-tax earnings.

         Floor brokerage, exchange, clearance, and other fees declined $1,104,052 or 19% as a result of reduced payouts ($792,000) to fully disclosed brokers because of a decrease in revenues generated by those brokers. Also contributing to the decrease was a reduction in fees paid clearing brokers ($314,000) because of reduced agency business and a redirection of certain agency equity business to other more cost efficient executing brokers.

         Interest expense increased $1,282,126 or 75%. An increase in the average (month-end) borrowing rate accounted for approximately $1 million of that increase; the remainder was due to an increase in bank borrowings to support the increase in average margin debits discussed above. Taxes, other than income taxes, were up $254,428 or 10% as a result of an increase in payroll taxes associated with the previously described increase in employee compensation. Communications expense increased $197,158 or 20% due to increased telephone usage particularly in the home office because of additional personnel, an increase in conference call usage, and a refund from a provider recorded in fiscal 1994. Occupancy and equipment rental increased $963,196 or 20% with 71% of the increase ($684,000) attributable to FoM's conversion, which began in October 1994, to a new quotation and information system, as well as increases in the number of quotation machines and in the service features provided for the use of investment executives. Rental increases, due to additional space leased in the headquarters office and branch office lease renewals, accounted for approximately $255,000 (25%) of the increase. Office supplies and expense increased $790,786 or 28% due to a combination of factors, including higher paper prices, significant revisions and additions to FoM's standard communication items, major improvements to the client statement, an increase in the number of statements mailed, and the 10% postage rate increase which took effect in January 1995. Also contributing to the increase were higher charges from the service bureau providing back-office processing and accounting to FoM because of higher trade count and increased services provided to

FoM clients such as mutual fund networking, dividend reinvestment, and more detailed year-end reporting information. Increased usage of employment agencies also contributed to the increase.

         Other expenses decreased $304,489 or 4% because of lower consulting, legal, and insurance costs. Partially offsetting those decreases were increases in sales promotion costs. Included in the provision for income taxes is approximately $325,000 related to the surrender of certain whole life insurance policies insuring the lives of certain officers and naming Registrant as the beneficiary. The proceeds to Registrant from this surrender amounted to approximately $5.7 million.

1994 Compared to 1993

         Total revenues decreased $1,833,064 (3%) versus the previous year. The entire decrease occurred in the last quarter of the fiscal year, which showed a decrease of $2,526,360 (15%) compared to the last quarter of fiscal 1993. Overall volume was down at First of Michigan Corporation as it was throughout the securities industry.

         Revenues from principal transactions were down $571,381 (13%), with revenues from secondary corporate bonds and unit trusts largely contributing to the decline. Partially offsetting that decline were slight increases in secondary municipal trading and over-the-counter stock trading. Investment banking revenues were down $3,194,631 (26%), with revenues from stock underwritings down 31%, accounting for 69% of the total decline in this category. Revenues from municipal bond and unit trust underwriting were also down. Interest income was up $1,437,119 (47%) reflecting an increase in average customer margin debit balances from $47.2 million in fiscal 1993 to $63.2 million in fiscal 1994. Insurance commissions increased $248,344 (8%) because of an increase in sales of fixed rate annuities. Other income decreased $325,360 (9%) due to reduced fees received from money market accounts, because of lower balances, as well as a decrease in other service fees received.

         Total expenses increased $1,919,510 (3%). Excluding those costs incurred in the now-settled lawsuit against Comerica Incorporated arising out of its termination of a merger agreement with Registrant, as well as other legal and hiring costs, all other expenses were generally in line with the related revenues.

         Employee compensation and benefits declined $2,344,291 (7%) in conjunction with the decrease in revenues and also due to a decrease in certain discretionary bonus programs associated with the level of pre-tax earnings. Offsetting these declines was an increase in salaries associated with staff additions. Communications expense increased $53,727 (6%) because of increased usage and additional data line costs. Interest expense was up $893,330 (108%) because of increased borrowings required to support the increase in customer margin debit balances. Occupancy and equipment rental was up $275,302 (8%) due to additional space leased at the corporate offices as well as rent increases associated with lease renewals. Office supplies and expenses increased $301,250 (12%) due to increased costs associated with the newly formatted customer statement as well as increased usage of employment agencies. Expenses associated with the Comerica Incorporated merger termination and lawsuit were $3,385,590, representing 6% of total expenses, of which $1,383,000 are attributable to the amortization of the notes receivable from employees. Other operating expenses increased $2,814,784 (59%) as a result of increased legal costs, which accounted for 28% of the increase, increased fees paid to consultants, and higher sales promotion costs.

Effects of Inflation

         Registrant's business is affected by general trends in business and finance and by the overall state of the economy. Additionally, revenues and certain expenses are influenced by the volume of securities transactions, level of interest rates, and overall securities prices. Sustained periods of reduced volume, or loss of clients, could have adverse effects upon profitability. Since the majority of Registrant's assets are highly liquid, they are not significantly affected by inflation. Securities owned are carried at market value, with all adjustments to market value included in earnings, thus the effects of inflation are generally reflected in historical earnings.

Liquidity and Capital Funds

         Registrant maintains a highly liquid position at all times with most of its assets consisting of receivables from customers (collateralized by readily marketable securities) and brokers (essentially collectable on demand against delivery of securities). A significant amount of leverage is inherent in carrying these assets.

         Registrant's assets are principally financed by capital funds, short-term bank loans, and payables to customers and brokers. At September 29, 1995, FoM had available lines of credit on a secured basis with five banks aggregating $112,000,000. FoM had borrowed $29,500,000 against these lines of credit at September 29, 1995.

         Under separate agreements, Registrant had available short-term lines of credit with two banks on an unsecured basis, aggregating to $8,000,000. There were no borrowings against these lines of credit at September 29, 1995.

         Certain minimum amounts of capital must be maintained to satisfy regulatory requirements applicable to FoM. These requirements include the uniform net capital rule, designed to assure a measure of financial integrity and liquidity of registered broker-dealers and provide minimum acceptable levels of net capital to satisfy commitments to customers. Unless the defined minimum capital is maintained, FoM would be prohibited from paying dividends to the parent company. At September 29, 1995, FoM was in compliance with the uniform net capital rule and had net capital of more than nine times the minimum required.

         Management believes that funds provided by net cash earnings combined with the liquidity of its assets, its existing capital base, and its available lines of credit, are fully adequate to meet Registrant's financing needs for the foreseeable future.

         Registrant does not engage in any derivative trading that would result in any additional off-balance sheet risk.

Contingent Matters

         FoM is the subject of claims made in several civil actions arising out of its business as a broker-dealer and as an investment banker. Registrant provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While these actions in the aggregate seek substantial amounts, management believes that their disposition will not have a material adverse effect on the financial position of Registrant. However, depending on the amount and timing of a potential unfavorable resolution to a contingency, it is possible that Registrant's future results of operations or cash flows could be materially adversely affected for the relevant reporting period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                       [LETTERHEAD OF ERNST & YOUNG LLP]


                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
First of Michigan Capital Corporation

         We have audited the accompanying consolidated balance sheets of First of Michigan Capital Corporation and subsidiaries as of September 29, 1995 and September 30, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 29, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First of Michigan Capital Corporation and subsidiaries at September 29, 1995 and September 30, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP


November 10, 1995

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                          YEAR ENDED
                                                             ------------------------------------------------------------------
                                                                  SEPT. 29,                 SEPT. 30,               SEPT. 24,
                                                                      1995                     1994                    1993
                                                                --------------           ---------------         --------------
REVENUES
  Commissions   . . . . . . . . . . . . . . . . . . . . . . .    $34,216,980               $37,505,448             $36,932,603
  Principal transactions  . . . . . . . . . . . . . . . . . .      4,798,999                 3,750,159               4,321,540
  Investment banking  . . . . . . . . . . . . . . . . . . . .     10,084,865                 8,866,447              12,061,078
  Interest    . . . . . . . . . . . . . . . . . . . . . . . .      6,269,918                 4,525,541               3,088,422
  Insurance commissions   . . . . . . . . . . . . . . . . . .      2,758,840                 3,338,579               3,090,235
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . .      4,735,312                 3,210,344               3,535,704
                                                                 -------------------------------------------------------------
                                                                  62,864,914                61,196,518              63,029,582

EXPENSES
  Employee compensation and benefits  . . . . . . . . . . . .     35,255,683                31,206,024              33,550,315
  Floor brokerage, exchange, clearance and other fees   . . .      4,834,407                 5,938,459               5,799,617
  Communications    . . . . . . . . . . . . . . . . . . . . .      1,180,344                   983,186                 929,459
  Interest    . . . . . . . . . . . . . . . . . . . . . . . .      3,001,553                 1,719,427                 826,097
  Occupancy and equipment rental    . . . . . . . . . . . . .      4,552,852                 3,589,656               3,314,354
  Taxes, other than income taxes    . . . . . . . . . . . . .      2,776,992                 2,522,564               2,575,605
  Office supplies and expenses    . . . . . . . . . . . . . .      3,620,573                 2,829,787               2,528,537
  Merger related expenses   . . . . . . . . . . . . . . . . .             --                 3,385,590               3,545,983
  Other operating expenses    . . . . . . . . . . . . . . . .      7,249,443                 7,553,932               4,739,148
                                                                 -------------------------------------------------------------

                                                                  62,471,847                59,728,625              57,809,115
                                                                 -------------------------------------------------------------
  Income before income taxes    . . . . . . . . . . . . . . .        393,067                 1,467,893               5,220,467
  Provision for income taxes  . . . . . . . . . . . . . . . .        285,000                   425,000               1,820,000
                                                                 -------------------------------------------------------------

  NET INCOME    . . . . . . . . . . . . . . . . . . . . . . .    $   108,067              $  1,042,893           $   3,400,467
                                                                 =============================================================

  Net income per share    . . . . . . . . . . . . . . . . . .           $.04                      $.35                   $1.16
                                                               ===============================================================
  Cash dividends per share  . . . . . . . . . . . . . . . . .           $.18                      $.16                    $.36
                                                               ===============================================================
  Average number of common and common equivalent
      shares outstanding for income per share   . . . . . . .      2,855,460                 2,952,969               2,936,217


See notes to consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                                       YEAR ENDED
                                                                                         -------------------------------------
                                                                                           SEPT. 29,                SEPT. 30,
                                                                                              1995                    1994
                                                                                         -------------           -------------

ASSETS
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . . . .        $   2,995,513           $   2,612,487
  Receivable from brokers and dealers   . . . . . . . . . . . . . . . . . . . . .            4,527,882               2,673,582
  Receivable from customers   . . . . . . . . . . . . . . . . . . . . . . . . . .           79,368,761              73,536,305
  Notes receivable from employees   . . . . . . . . . . . . . . . . . . . . . . .            2,126,096               2,278,673
  Other accounts receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .            1,879,608               1,756,211
  Securities owned  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,387,294               4,656,986
  Memberships in exchanges, at cost
      (market value - $856,000 in 1995 and $ 918,000 in 1994) . . . . . . . . . .              430,503                 430,503
  Equipment and leasehold improvements, at depreciated cost   . . . . . . . . . .            2,828,932               2,597,239
  Other investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              711,609               1,134,887
  Net cash surrender value of life insurance    . . . . . . . . . . . . . . . . .            1,816,471               6,874,924
  Deferred income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,892,000               2,541,000
  Other assets    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,492,805               2,675,156
                                                                                         -------------------------------------
                                                                                         $ 110,457,474           $ 103,767,953
                                                                                         =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Notes payable to banks  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $29,500,000           $  26,250,000
  Payable to brokers and dealers  . . . . . . . . . . . . . . . . . . . . . . . .           18,165,571              16,368,327
  Payable to customers    . . . . . . . . . . . . . . . . . . . . . . . . . . . .           14,070,912              12,685,476
  Securities sold, not yet purchased  . . . . . . . . . . . . . . . . . . . . . .              530,748                 318,255
  Employee compensation payable   . . . . . . . . . . . . . . . . . . . . . . . .           12,964,140              12,335,278
  Dividend payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --                 172,913
  Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              452,587                 126,178
  Other accounts payable and accrued liabilities    . . . . . . . . . . . . . . .            3,762,123               2,884,546
  Capital lease obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,226,623               1,500,000
                                                                                         -------------------------------------
                                                                                            80,672,704              72,640,973
Commitments and contingencies - See notes E  & F.


STOCKHOLDERS' EQUITY:

  Serial preferred stock, $.10 par value, 5,000,000
      shares authorized and unissued
  Common stock, $ .10 par value, 10,000,000 shares authorized, 2,891,558
      issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              289,156                 289,156
  Capital in excess of par value    . . . . . . . . . . . . . . . . . . . . . . .            3,687,348               3,767,157
  Retained earnings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           26,803,153              27,202,524
                                                                                         -------------------------------------
                                                                                            30,779,657              31,258,837
Less treasury stock, at cost (80,116 shares in 1995 and 9,674 in 1994)                        (994,887)               (131,857)
                                                                                         -------------------------------------
Total Stockholders' Equity                                                                  29,784,770              31,126,980
                                                                                         -------------------------------------
                                                                                          $110,457,474           $ 103,767,953
                                                                                         =====================================

See notes to consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEAR ENDED
                                                                           -------------------------------------------
                                                                              SEPT. 29,      SEPT. 30,      SEPT. 24,
                                                                                 1995            1994          1993
                                                                              ----------     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 108,067    $ 1,042,893    $ 3,400,467
  Noncash items included in net income:
      Depreciation and amortization   . . . . . . . . . . . . . . . . .         666,889        314,638        330,793
      Deferred income taxes   . . . . . . . . . . . . . . . . . . . . .        (351,000)      (281,000)       341,000
      Gain on sale of fixed assets  . . . . . . . . . . . . . . . . . .          (2,963)          (499)       (27,454)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (332,375)       (38,880)       (57,135)
                                                                            -----------------------------------------
                                                                                 88,618      1,037,152      3,987,671
  (Increase) decrease in operating receivables:
      Brokers and dealers   . . . . . . . . . . . . . . . . . . . . . .      (1,854,300)       193,760        131,666
      Customers   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,832,456)   (16,709,935)   (16,419,334)
      Employees   . . . . . . . . . . . . . . . . . . . . . . . . . . .         152,577      1,360,145     (3,162,715)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (123,397)        12,521       (843,662)
  Increase (decrease) in operating payables:
      Brokers and dealers   . . . . . . . . . . . . . . . . . . . . . .       1,797,244      6,559,493      4,690,507
      Customers   . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,385,436     (4,205,493)     2,980,341
      Employee compensation   . . . . . . . . . . . . . . . . . . . . .         628,862     (1,090,171)       408,995
      Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .         326,409        (20,962)      (394,603)
      Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         877,577        794,166        (87,712)
  (Increase) decrease in:
      Securities inventory  . . . . . . . . . . . . . . . . . . . . . .      (3,730,308)     1,196,797      2,080,180
      Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .       5,240,804     (1,659,999)        80,106
  Increase (decrease) in:
      Securities sold, not yet purchased  . . . . . . . . . . . . . . .         212,493       (231,664)       316,872
                                                                            -----------------------------------------
                                                                               (919,059)   (13,801,342)   (10,219,359)
                                                                            -----------------------------------------
  CASH USED FOR OPERATING ACTIVITIES    . . . . . . . . . . . . . . . .        (830,441)   (12,764,190)    (6,231,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings   . . . . . . . . . . . . . . . . .       3,250,000     14,250,000      9,500,000
  Proceeds from employee stock transactions   . . . . . . . . . . . . .         306,533        419,167        534,076
  Payments for repurchases of common stock    . . . . . . . . . . . . .      (1,249,372)      (625,475)        (1,312)
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .        (680,351)    (1,130,329)    (2,799,991)
                                                                            -----------------------------------------
  CASH PROVIDED BY FINANCING ACTIVITIES   . . . . . . . . . . . . . . .       1,626,810     12,913,363      7,232,773

CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of investment account securities   . . . . . .              --        712,319        429,090
      Purchase of investment account securities   . . . . . . . . . . .              --             --        (61,000)
      Net payments for equipment and leasehold improvements   . . . . .      (1,168,996)      (514,423)      (257,775)
      Purchases, advances and other activity in
      other investments-net   . . . . . . . . . . . . . . . . . . . . .         755,653        (11,510)      (503,870)
                                                                            -----------------------------------------
  CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES  . . . . . . . . . .        (413,343)       186,386       (393,555)
                                                                            -----------------------------------------
  Increase in cash and cash equivalents   . . . . . . . . . . . . . . .         383,026        335,559        607,530
                                                                            -----------------------------------------
  Cash and cash equivalents at beginning of year    . . . . . . . . . .       2,612,487      2,276,928      1,669,398
                                                                            -----------------------------------------
  Cash and cash equivalents at end of year    . . . . . . . . . . . . .      $2,995,513    $ 2,612,487    $ 2,276,928
                                                                            =========================================

See notes to consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK ISSUED                                    TREASURY STOCK
                                          ---------------------      CAPITAL                   ---------------------      TOTAL
                                           NUMBER     AGGREGATE     IN EXCESS       RETAINED    NUMBER OF              STOCKHOLDERS'
                                          OF SHARES   PAR VALUE   OF PAR VALUE      EARNINGS     SHARES       COST        EQUITY
                                         ----------- ----------- --------------   ------------ -----------  --------   ------------
Balances at September 26, 1992  . . . .    2,584,988   $258,499     $3,339,501    $24,272,709       --       $    --    $27,870,709
  Net income  . . . . . . . . . . . . .           --         --             --      3,400,467       --            --      3,400,467
  Cash dividends declared . . . . . . .           --         --             --     (1,051,516)      --            --     (1,051,516)
  Purchase of treasury shares . . . . .           --         --             --             --     (100)       (1,312)        (1,312)
  Shares issued under stock option
    plans . . . . . . . . . . . . . . .       43,802      4,380        528,384             --      100         1,312        534,076
                                           ----------------------------------------------------------------------------------------
Balances at September 24, 1993  . . . .    2,628,790    262,879      3,867,885     26,621,660       --            --     30,752,424
  Net income  . . . . . . . . . . . . .           --         --             --      1,042,893       --            --      1,042,893
  Cash dividends declared . . . . . . .           --         --             --       (462,029)      --            --       (462,029)
  Purchase of treasury shares . . . . .           --         --             --             --  (46,579)     (625,475)      (625,475)
  Shares issued under stock option
    plans . . . . . . . . . . . . . . .           --         --        (74,451)            --   36,905       493,618        419,167
  Stock dividend  . . . . . . . . . . .      262,768     26,277        (26,277)            --       --            --             --
                                           ----------------------------------------------------------------------------------------
Balances at September 30, 1994  . . . .    2,891,558    289,156      3,767,157     27,202,524   (9,674)     (131,857)    31,126,980
  Net income  . . . . . . . . . . . . .           --         --             --        108,067       --            --        108,067
  Cash dividends declared . . . . . . .           --         --             --       (507,438)      --            --       (507,438)
  Purchase of treasury shares . . . . .           --         --             --             --  (98,222)   (1,249,372)    (1,249,372)
  Shares issued under stock options
    plans . . . . . . . . . . . . . . .           --         --        (79,809)            --   27,780       386,342        306,533
                                           ----------------------------------------------------------------------------------------
Balances at September 29, 1995  . . . .    2,891,558   $289,156     $3,687,348    $26,803,153  (80,116)    $(994,887)   $29,784,770
                                           ========================================================================================


See notes to consolidated financial statements.

FIRST OF MICHIGAN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A
SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

         The consolidated financial statements include the accounts and operations of First of Michigan Capital Corporation and its subsidiary companies (the Company) including First of Michigan Corporation, (the Corporation), a registered securities broker-dealer and a member organization of the New York Stock Exchange, Inc., after elimination of all significant intercompany accounts and transactions.

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Accounts of officers and employees are included in receivable from and payable to customers, as they are subject to the normal terms and regulations as to payment and, in the aggregate, are not significant.

         Securities owned and securities sold, not yet purchased, consist of the Company's trading accounts carried at market value. Unrealized gains and losses are reflected in operations. Sales of securities, not yet purchased, represent an obligation of the Company to deliver specified equity securities at a predetermined date and price. The Company will be obligated to acquire the required securities at prevailing market prices in the future to satisfy this obligation.

         Securities transactions and related revenues and expenses are recorded on a settlement date basis which does not differ materially from a trade date basis. The risk of loss on unsettled transactions is the same as settled transactions and relates to the customer's or broker's inability to meet the terms of their contracts. Credit risk is reduced by the industry policy of obtaining and maintaining adequate collateral until the commitment is completed.

         Depreciation of equipment is provided using the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the term of the lease or the useful life of the improvement, whichever is less. Amortization of assets recorded under capital leases is included in depreciation expense.

         Investment account securities are carried at the lower of cost or market. Certain other investments are accounted for on the equity method. The Company's equity in such operations is not material.

         Net income per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding, assuming dilutive stock options were exercised at the beginning of each quarter or at the date of issuance, if later, with applicable proceeds used to acquire additional treasury shares at the average market price.

         The Company is a party to financial instruments with off-balance-sheet risk in its normal course of business. The Company is required, in the event of the non-delivery of customers' securities owed the Company by other broker-dealers, or by its customers, to purchase identical securities in the open market. Such purchases might result in losses not reflected in the accompanying financial statements. The market values of securities owed the Company approximates the amounts payable.

         Certain amounts in the prior years have been re-classified to be to be consistent with the 1995 presentation.

NOTE B
BROKERS, DEALERS AND CUSTOMERS

         The components of the receivable from and payable to brokers and dealers are as shown.

         Receivables from brokers generally are collected within thirty days and are collateralized by securities in physical possession, on deposit, or receivable from customers or other brokers. The Company does business with brokers that for the most part are members of the major securities exchanges.

         The Company monitors the credit standing of each broker-dealer and customer that it conducts business with. In addition, the Company monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. The value of securities owned by customers and held as collateral for these receivables is not included in the balance sheet. Payable to customers includes free credit balances of $7,557,132 at September 29, 1995 and $8,344,946 at September 30, 1994. Interest paid on stock loan transactions approximated $862,000, $455,000 and $127,000 for the years ended September 29, 1995, September 30, 1994 and September 24, 1993, respectively.


                                                                                                            YEAR ENDED
                                                                                                  -----------------------------
                                                                                                   SEPT. 29,        SEPT. 30,
                                                                                                      1995             1994
                                                                                                  ------------     ------------
Receivable from brokers and dealers:
  Securities failed-to-deliver    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    233,145     $    348,399
  Deposits on securities borrowed   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,280,000        2,302,500
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,737           22,683
                                                                                                  -----------------------------
                                                                                                  $  4,527,882     $  2,673,582
                                                                                                  =============================
Payable to brokers and dealers:
  Securities failed-to-receive    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    364,409     $    239,569
  Deposits received for securities loaned   . . . . . . . . . . . . . . . . . . . . . . . .         16,737,100       15,358,150
  Clearing organizations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            890,934          770,608
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            173,128               --
                                                                                                  -----------------------------
                                                                                                  $ 18,165,571     $ 16,368,327
                                                                                                  =============================


NOTE C
SECURITIES OWNED

                                                                                                            YEAR ENDED
                                                                                                  -----------------------------
                                                                                                    SEPT. 29,        SEPT. 30,
Securities owned are as shown.                                                                         1995            1994
                                                                                                  ------------      -----------
Municipal bonds   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  2,743,784      $ 2,020,058
Corporate stocks  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,761,686        2,002,429
Corporate obligations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,124,399          634,499
U.S. Government obligations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            757,425               --
                                                                                                  -----------------------------
                                                                                                  $  8,387,294      $ 4,656,986
                                                                                                  =============================

NOTE D
BANK CREDIT ARRANGEMENTS

         First of Michigan Corporation has available lines of credit on a secured basis with five banks aggregating $112,000,000. The Corporation had borrowed $29,500,000 against these lines of credit at September 29, 1995. There were $26,250,000 in borrowings outstanding against these lines of credit at September 30, 1994. Interest is at the banks' broker call loan interest rate. The lines of credit may be withdrawn at the sole discretion of the banks.

         Under separate agreements, First of Michigan Capital Corporation has available short-term lines of credit on an unsecured basis, aggregating $8,000,000 with two banks. Interest is at the banks' broker call loan interest rate. First of Michigan Capital Corporation had no borrowings against these lines of credit at September 29, 1995 or at September 30, 1994.

         Interest paid for the years ended September 29, 1995, September 30, 1994 and September 24, 1993, exclusive of amounts for stock loaned referred to in Note B, was $1,996,000, $1,201,000 and $684,000, respectively. The weighted average interest rate paid for the fiscal year ended September 29, 1995 was 6.09% and for the fiscal year ended September 30, 1994 was 5.39%.

NOTE E
COMMITMENTS AND CONTINGENCIES

         As of September 29, 1995, First of Michigan Corporation pledged to a clearing corporation customer securities valued at approximately $2,400,000 which satisfied margin deposit requirements of $1,673,153 at that date.

         At September 29, 1995, the aggregate minimum rental commitments under noncancellable leases and contracts for office space and equipment, expiring 1996 through 2005, are as shown.

         Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Annual rental expense for office space and equipment was approximately $3,081,000 in 1995, $2,400,000 in 1994 and $2,170,000 in 1993.

RENTAL COMMITMENTS:                                                                                    CAPITAL       OPERATING
                                                                                                       LEASES         LEASES
                                                                                                    -----------     -----------
1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   336,000     $ 2,396,000
1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           336,000       2,098,000
1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           336,000       1,195,000
1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           336,000       1,043,000
2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                --         402,000
Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           585,000
                                                                                                    -----------     -----------
  Total minimum lease payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,344,000     $ 7,719,000
                                                                                                    -----------     ===========
  Amounts representing interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           144,000
                                                                                                    -----------
  Present value of net minimum lease payments . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,200,000
                                                                                                    ===========


         In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at September 29, 1995 and subsequently settled, had no material effect on the financial statements as of that date.

         First of Michigan Corporation is the subject of claims made in several civil actions arising out of its business as a broker-dealer and as an investment banker. While these actions in the aggregate seek substantial amounts, management believes that their disposition will not have a material adverse effect on the financial position of the Company.

NOTE F
TERMINATION OF MERGER AND RELATED EXPENSES

         On January 10, 1993, the Company and Comerica Incorporated (Comerica) entered into an Agreement and Plan of Merger (Merger Agreement). The Company was notified on March 31, 1993 by Comerica that it was terminating the Merger Agreement.

         As a result of the termination of the Merger Agreement, First of Michigan Corporation entered into additional retention agreements with certain investment executives, covering a three year period. The amortization of these agreements resulted in compensation expenses of approximately $1,311,000 in 1995. Approximately $1,383,000 in 1994 and $699,000 in 1993 of amortization was included in merger-related expenses. At September 29, 1995, approximately $673,000 of the notes receivable from employees represents the unamortized portion of these agreements, which will be amortized ratably over the next six months.

NOTE G
STOCK OPTIONS

         The Company has a Stock Option Plan for its employees under which the Company may grant options for up to 550,000 shares of common stock at a price not less than 85% of the market value of the common stock on the date of grant. All options granted through September 29, 1995 have prices equal to at least 95% of the market value at date of grant. Options become exercisable after 3 years but not later than 5 years from date of grant except options for 16,225 shares at $7.16 per share granted December 12, 1990 and options for 9,900 shares at $9.55 per share granted December 27, 1991, which become exercisable after 5 years but not later than 7 years from date of grant, and options for 90,000 shares and 30,000 shares at $13.38 and $16.72, respectively, granted March 29, 1994, which become exercisable at a rate of 20% after each year until the end of year 5, when all options are vested, and which expire March 29, 2001 and April 8, 1999, respectively. Options for 9,000 shares, 11,500 shares, 8,000 shares and 8,000 shares were granted on March 16, 1995 at prices of $12.88, $13.38, $13.50 and $14.25, respectively, which became exercisable upon the attainment of specific performance and objectives and which expire March 16, 2005. Additional option information is shown.

         Options outstanding at September 29, 1995, of which 71,181 were exercisable, carried exercise prices ranging from $8.41 to $16.72 per share (weighted average of $11.09 per share) and 271,668 shares were available for future grants.

         The Company has a separate Stock Option Plan for its non-employee Directors under which the Company may grant options for up to 55,000 shares of common stock at a price not less than the market value of the common stock on the date of grant. Options become exercisable after 5 years but no later than 7 years from date of grant. Additional option information is shown.

         Options outstanding at September 29, 1995, of which none were exercisable, carried exercise prices ranging from $7.16 to $9.55 per share (weighted average of $8.05 per share) and 48,400 shares were available for future grants.


EMPLOYEE STOCK OPTION PLAN                                             1995                      1994                    1993
                                                                     -------                   -------                 -------
  Outstanding at beginning of fiscal year . . . . . . . . . .        384,040                   265,012                 252,300
    Granted (a)   . . . . . . . . . . . . . . . . . . . . . .         36,500                   210,204                  79,959
    Exercised (b)   . . . . . . . . . . . . . . . . . . . . .        (27,780)                  (38,598)                (48,292)
    Cancelled or expired    . . . . . . . . . . . . . . . . .         (8,731)                  (52,578)                (18,955)
                                                                     ---------------------------------------------------------
    Outstanding at end of fiscal year (c)   . . . . . . . . .        384,029                   384,040                 265,012
                                                                     =========================================================


DIRECTORS STOCK OPTION PLAN                                            1995                      1994                    1993
                                                                      ------                    ------                  ------
Outstanding at beginning of fiscal year . . . . . . . . . . .          6,600                     8,800                   8,800
    Granted   . . . . . . . . . . . . . . . . . . . . . . . .             --                        --                      --
    Exercised   . . . . . . . . . . . . . . . . . . . . . . .             --                        --                      --
    Cancelled or expired    . . . . . . . . . . . . . . . . .             --                    (2,200)                     --
                                                                     ---------------------------------------------------------
    Outstanding at end of fiscal year   . . . . . . . . . . .          6,600                     6,600                   8,800
                                                                     =========================================================

(a) Grant prices per share were $12.88, $13.38, $13.50 and $14.25 in 1995,
    $12.61, $13.38 and $16.72 in 1994 and $10.00 in 1993.
(b) Weighted average price per share of $9.81 in 1995, $10.04 in 1994 and $10.55 in 1993.
(c) Includes 73,306 in 1995, 103,078 shares in 1994 and 176,437 shares in 1993 granted under a previous Stock Option Plan.

NOTE H
CAPITAL REQUIREMENTS

         The Corporation is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. The Corporation has elected to use the alternative method, permitted by the rule, which requires that the Corporation maintain minimum net capital, as defined, equal to the greater of $263,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rule of the New York Stock Exchange, Inc., also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.

         At September 29, 1995, the Corporation had net capital of $17,054,548 which was 20 percent of aggregate debit balances and $15,416,134 in excess of required net capital.

NOTE I
INCOME TAXES

The provision for income taxes consists of the following:                                YEAR ENDED
                                                                --------------------------------------------------------------
                                                                  SEPT. 29,                 SEPT. 30,               SEPT. 24,
                                                                     1995                      1994                    1993
                                                                -------------             -------------           ------------
Federal:
  Current . . . . . . . . . . . . . . . . . . . . . . . . . .   $    611,000              $    681,000            $  1,419,000
  Deferred (credit) . . . . . . . . . . . . . . . . . . . . .       (351,000)                 (281,000)                341,000
                                                                --------------------------------------------------------------
                                                                     260,000                   400,000               1,760,000
  State and local . . . . . . . . . . . . . . . . . . . . . .         25,000                    25,000                  60,000
                                                                --------------------------------------------------------------
                                                                $    285,000                  $425,000            $  1,820,000
                                                                ==============================================================

     A reconciliation of the total income tax provision and the amount computed by applying the statutory federal income
tax rate of 34% to earnings before income taxes is as follows:                           YEAR ENDED
                                                                 -------------------------------------------------------------
                                                                    SEPT. 29,              SEPT. 30,                SEPT. 24,
                                                                      1995                   1994                      1993
                                                                 -------------          --------------            ------------
Computed amounts  . . . . . . . . . . . . . . . . . . . . . .    $     135,000          $     499,000             $  1,775,000
Municipal interest income . . . . . . . . . . . . . . . . . .          (61,000)               (72,000)                 (90,000)
Redemption of life insurances policies  . . . . . . . . . . .          312,000
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (126,000)               (27,000)                  75,000
                                                                 -------------------------------------------------------------
Federal Income Tax Provision  . . . . . . . . . . . . . . . .    $     260,000          $     400,000             $  1,760,000
                                                                 =============================================================

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 29, 1995 and September 30, 1994 are as follows:



                                                                                           SEPT. 29,                SEPT. 30,
                                                                                              1995                     1994
                                                                                          ------------            ------------
Deferred tax liabilities:
  Prepaid expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     73,000            $    170,000
  Lease payment accrual   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               39,000                  53,000
  Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               78,000                  26,000
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               65,000                  45,000
                                                                                          ------------------------------------
Total deferred tax liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .              255,000                 294,000

Deferred tax assets:
  Deferred compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,954,000               1,754,000
  Retirement benefits   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              743,000                 777,000
  Other - net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              450,000                 304,000
                                                                                          ------------------------------------
Total deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3,147,000               2,835,000
                                                                                          ------------------------------------
Net deferred tax assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  2,892,000            $  2,541,000
                                                                                          ====================================

         Federal, state and local income taxes paid during the year approximated $176,000 in 1995, $861,000 in 1994 and $1,874,000 in 1993.


NOTE J - RETIREMENT PLANS

         The Company has various defined contribution retirement plans covering substantially all full-time employees. Contributions to the plans are made at the discretion of the Company's Board of Directors. The Company also sponsors an unfunded Supplemental Executive Retirement Program (SERP), which is a non-qualified plan that provides certain current and former officers additional retirement benefits.

         The unfunded status for this plan was as follows:

                                                                                              FISCAL YEAR ENDED
                                                                                     ------------------------------------
                                                                                       SEPT. 29,               SEPT. 30,
                                                                                         1995                     1994
                                                                                     ------------            ------------
Projected Benefit Obligation  . . . . . . . . . . . . . . . . . . . . . . . . . .    $  3,169,569            $  3,572,199
Accumulated Benefit Obligation  . . . . . . . . . . . . . . . . . . . . . . . . .       3,101,747               2,816,328
Minimum Liability . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,101,747               2,816,328
Unrecognized Net Transition Obligation  . . . . . . . . . . . . . . . . . . . . .         702,883                 927,129
Net Recorded Liability  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,466,686               2,645,070

         The cost of the retirement plans, including the SERP plan expense of $355,187, $556,748, and $386,654, for the fiscal years ended in 1995, 1994 and
1993, respectively, consisted of the following components:

                                                                                     FISCAL YEAR ENDED
                                                                 -----------------------------------------------------------
                                                                   SEPT. 29,              SEPT. 30,               SEPT. 24,
                                                                     1995                   1994                    1993
                                                                 ------------            ------------           ------------
Service Cost  . . . . . . . . . . . . . . . . . . . . . . . .    $     63,934            $    139,187           $     81,197
Interest Cost . . . . . . . . . . . . . . . . . . . . . . . .         202,457                 289,509                201,060
Amortization  . . . . . . . . . . . . . . . . . . . . . . . .          88,796                 128,052                104,397
Defined Contribution
    Plans   . . . . . . . . . . . . . . . . . . . . . . . . .         184,370                 245,456                275,000
                                                                 ------------            ------------           ------------
Total Costs . . . . . . . . . . . . . . . . . . . . . . . . .    $    539,557            $    802,204           $    661,654
                                                                 ============            ============           ============

         The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8% and 5% at September 29, 1995, September 30, 1994 and at September 24, 1993.

NOTE K
QUARTERLY INFORMATION (UNAUDITED)

         The table shown below sets forth the unaudited results of operations of the Company by quarter for 1995 and 1994. The information was prepared in conformity with generally accepted accounting principles. As such, it reflects all adjustments which were, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

                                                                                      QUARTER ENDED
                                                              ---------------------------------------------------------------
                                                                  DEC. 30,        MARCH 31,        JUNE 30,       SEPT. 29,
                                                                    1994            1995             1995            1995
                                                              ---------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .     $  14,048,655    $ 14,643,998    $  15,648,355    $  18,523,906
Expenses  . . . . . . . . . . . . . . . . . . . . . . . .        13,551,982      14,787,718       16,117,731       18,014,416
                                                              ---------------------------------------------------------------
Income (loss) before income taxes . . . . . . . . . . . .           496,673        (143,720)        (469,376)         509,490
Provision (credit) for income taxes . . . . . . . . . . .           130,000        (105,000)        (240,000)         500,000
                                                              ---------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . .     $     366,673    $    (38,720)   $    (229,376)   $       9,490

Net income (loss) per share . . . . . . . . . . . . . . .     $         .13    $       (.02)   $        (.08)   $         .01
                                                              =================================================================

Dividends per share . . . . . . . . . . . . . . . . . . .     $         .06    $        .06    $         .06    $         .00
                                                              ================================================================

Stock price range:
  High  . . . . . . . . . . . . . . . . . . . . . . . . .     $       14.25    $      12.50    $      11.125    $      10.125
  Low . . . . . . . . . . . . . . . . . . . . . . . . . .     $       13.00    $      10.50    $        9.25    $       8.875


                                                                                      QUARTER ENDED
                                                              --------------------------------------------------------------------
                                                                  DEC. 31,        MARCH 25,        JUNE 24,       SEPT. 30,
                                                                    1993            1994             1994            1994
                                                              --------------------------------------------------------------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . .     $  16,474,646    $ 15,353,056    $  14,925,020    $  14,443,796
Expenses  . . . . . . . . . . . . . . . . . . . . . . . .        14,871,413      15,219,224       14,788,002       14,849,986(a)
                                                              --------------------------------------------------------------------
Income (loss) before income taxes . . . . . . . . . . . .         1,603,233         133,832          137,018         (406,190)
Provision (credit) for income taxes . . . . . . . . . . .           545,000          20,000           10,000         (150,000)
                                                              --------------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . .     $   1,058,233    $    113,832    $     127,018    $    (256,190)
                                                              ====================================================================

Net income (loss) per share . . . . . . . . . . . . . . .     $         .36    $        .04    $         .04    $        (.09)
                                                              ====================================================================

Dividends per share . . . . . . . . . . . . . . . . . . .     $         .00    $        .05    $         .05    $         .06
                                                              ====================================================================
Stock price range:
  High  . . . . . . . . . . . . . . . . . . . . . . . . .     $       12.61    $      13.50    $       13.50    $       14.38
  Low . . . . . . . . . . . . . . . . . . . . . . . . . .     $       11.93    $      12.38    $       13.00    $       12.88

(a) Expenses include an accrual of $600,000 for legal costs.

         SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                                (PARENT COMPANY)

                            CONDENSED BALANCE SHEETS

                  ASSETS                                                 September 29, 1995           September 30, 1994
                  ------                                                 ------------------           ------------------
                  Cash                                                      $        1,332                  $   300,868

                  Dividend receivable from subsidiary (a)                               --                      172,913

                  Receivable from affiliates (a)                                   644,600                      714,531

                  Prepaid expenses                                                  37,500                       60,940

                  Investments in subsidiaries, at equity (a)                    36,096,071                   35,212,063

                  Other Investments                                                128,251                      500,001

                  Fixed Assets                                                   1,200,000                    1,526,026
                                                                               -----------                  -----------
                                                                               $38,107,754                  $38,487,342
                                                                               ===========                  ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

                  Liabilities:

                    Payable to subsidiaries (a)                                $ 6,847,454                  $ 5,687,449

                    Other Accounts Payable                                         248,907                           --

                    Dividend payable                                                    --                      172,913

                    Capital lease obligation                                     1,226,623                    1,500,000
                                                                               -----------                  -----------

                                                                                 8,322,984                    7,360,362
                                                                               -----------                  -----------
                  Stockholders' equity:

                    Serial preferred stock--none
                    issued

                    Common stock                                                   289,156                      289,156

                    Capital in excess of par value                               3,687,348                    3,767,157

                    Retained earnings                                           26,803,153                   27,202,524
                                                                               -----------                  -----------
                                                                                30,779,657                   31,258,837

                    Less treasury stock, at cost                                  (994,887)                    (131,857)
                                                                               -----------                  -----------
                    Total Stockholders' equity                                  29,784,770                   31,126,980
                                                                               -----------                  -----------

                                                                               $38,107,754                  $38,487,342
                                                                               ===========                  ===========

-----------------------
(a)  Eliminated upon consolidation

Notes to Consolidated Financial Statements are incorporated herein by reference.

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                     FIRST OF MICHIGAN CAPITAL CORPORATION
                                (PARENT COMPANY)
                          CONDENSED INCOME STATEMENTS

                                                             Fiscal Year Ended
                                 ---------------------------------------------------------------------------
                                 September 29, 1995          September 30, 1994           September 24, 1993
                                 ------------------          ------------------           ------------------
Income:
  Interest                       $        1,814                   $    5,063                   $    6,721

  Dividends                                  --                       23,036                       28,741
  Income from
  investments                           332,386                       34,977                       54,699
  Other (a)                             336,000                         --                           --
                                      ---------                   ----------                    ---------
                                        670,200                       63,076                       90,161
Expenses:
  Interest expense (b)                  461,837                      274,087                      232,066

General and
administrative expenses               1,176,743*                     521,137                      430,121
                                      ---------                   ----------                   ----------
                                      1,638,580                      795,224                      662,187


Income (loss) before
income tax credits and
equity in net income of
subsidiaries                           (968,380)                    (732,148)                    (572,026)


Federal and state
income tax (credits)
(c)                                    (365,000)                    (263,000)                    (233,000)
                                       --------                   -----------                  -----------
                                       (603,380)                    (469,148)                    (339,026)
Equity in net income of
subsidiaries (a)                        711,447                    1,512,041                    3,739,493
                                      ---------                   ----------                   ----------
  Net Income                          $ 108,067                   $1,042,893                   $3,400,467
                                      =========                   ==========                   ==========

----------------------
         (a)     Eliminated upon consolidation.

         (b)     Includes $399,214, $274,087, and $232,066 eliminated upon
consolidation for the years ended September 29, 1995, September 30, 1994, and September 24, 1993, respectively.

         (c) Calculated on a separate-return basis; the tax credit results from the utilization of the loss in the consolidated return.

         *Includes $300,000 depreciation expense related to a capital lease, as well as $346,230 in expenses associated with a tender offer made and withdrawn by Registrant during fiscal 1995.

Notes to Consolidated Financial Statements are incorporated herein by reference.

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT



                     FIRST OF MICHIGAN CAPITAL CORPORATION
                                (PARENT COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Fiscal Year Ended
                                                      -------------------------------------------------------------------------
                                                      September 29, 1995         September 30, 1994          September 24, 1993
                                                      ------------------         ------------------          ------------------
                  CASH FLOWS FROM OPERATING
                  ACTIVITIES:
                  Net income                             $    108,067            $ 1,042,893                   $ 3,400,467

                  Noncash items included
                  in net income:
                   Equity in net income
                   of subsidiaries                           (884,008)            (1,202,277)                   (3,117,070)
                   Depreciation and
                     amortization                             300,000                    --                           --

                  Gain on sale of investment
                  account securities                              --                 (38,880)                      (57,135)

                  Other                                      (332,375)                   --                           --
                  ---------------------------------------------------------------------------------------------------------
                                                             (808,316)              (198,264)                      226,262
                  Decrease in operating
                  receivables:
                   Subsidiaries                                69,931                 14,303                        76,285

                  Increase in operating
                    payables:
                   Subsidiaries                             1,160,005                573,807                       221,648
                   Other                                      248,907                    --                           --
                  (Increase) decrease in
                  other assets:                                23,440                (10,940)                       (4,167)
                  ---------------------------------------------------------------------------------------------------------
                                                            1,502,283                577,170                       293,766
                  ---------------------------------------------------------------------------------------------------------
                  CASH PROVIDED BY OPERATING
                  ACTIVITIES                               $  693,967              $ 378,906                     $ 520,028

          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                                (PARENT COMPANY)

               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                    Fiscal Year Ended
                                                          -----------------------------------------------------------------------
                                                          September 29, 1995        September 30, 1994         September 24, 1993
                                                          ------------------        ------------------         ------------------
                  CASH FLOWS FROM FINANCING
                  ACTIVITIES:
                  Proceeds from:
                    Employee stock transactions             $    306,533                $   419,167               $   534,076

                  Net payments for:
                    Repurchases of common stock               (1,249,372)                  (625,475)                   (1,312)
                  Dividends paid                                (680,351)                (1,130,329)               (2,799,991)
                  ------------------------------------------------------------------------------------------------------------
                  CASH USED FOR FINANCING ACTIVITIES          (1,623,190)                (1,336,637)               (2,267,227)


                  CASH FLOWS FROM INVESTING
                  ACTIVITIES:
                    Proceeds from sale of
                    investment account securities                  --                       712,319                   429,090
                    Purchase of
                     investment account
                     securities                                    --                          --                     (61,000)

                    Payments for
                     equipment - net                            (247,351)                   (26,026)                     --
                    Purchase, advances
                     and other activity
                     in other
                     investments - net                           877,038                     99,239                 1,827,872
                  ------------------------------------------------------------------------------------------------------------
                  CASH PROVIDED BY
                  INVESTING ACTIVITIES                           629,687                    785,532                 2,195,962
                  ------------------------------------------------------------------------------------------------------------
                  INCREASE (DECREASE) IN CASH AND CASH
                  EQUIVALENTS                                   (299,536)                  (172,199)                  448,763

                  CASH AND CASH EQUIVALENTS
                  AT BEGINNING OF YEAR                           300,868                    473,067                    24,304
                  ------------------------------------------------------------------------------------------------------------
                  CASH AND CASH EQUIVALENTS
                  AT END OF YEAR                               $   1,332                $   300,868               $   473,067
                  ============================================================================================================
                  Interest payments                            $  62,623                $     --                  $     --


Notes to Consolidated Financial Statements are incorporated herein by reference.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS



                     FIRST OF MICHIGAN CAPITAL CORPORATION

                                (PARENT COMPANY)

                                  Bal. at Beginning        Additions Charged                 Deductions-           Balance at
             Description             of Period           to Costs and Expenses                 Describe           End of Period
             -----------          -----------------      ---------------------               -----------          -------------
Year ended September 29, 1995:
  Reserves and allowances
  Deducted from Asset Accounts:
    Allowances for doubtful
    accounts                         $10,267                  $73,000                         $73,325(1)             $ 9,942


Year ended September 30, 1994:
  Reserves and allowances
  Deducted from Asset Accounts:
    Allowances for doubtful
    accounts                         $35,867                  $30,000                         $55,600(1)             $10,267

      Investment account
      valuation reserve               32,604                      --                           32,604(2)                 --


Year ended September 24, 1993:
  Reserves and allowance
  Deducted from Asset Accounts:
    Allowance for doubtful
    accounts                         $49,012                  $10,000                         $23,145(1)             $35,867

      Investment account
      valuation reserve               16,325                   16,279                              --                 32,604

________________________

(1)      Uncollectible accounts written off, net of recoveries.
(2)      Loss realized on disposition of investment security.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following table identifies each Director of the Registrant and provides information as of December 19, 1995 concerning each Director's age, business background, period of service and current term of office as a Director, and ownership of Common Stock, based in each case on data furnished by him. It also sets forth the Common Stock ownership as of that date of each Executive Officer of the Registrant named in the Summary Compensation Table under Item 11 below who is not also a Director of the Registrant, and of all Directors and Executive Officers as a group, based on information so furnished. Except as indicated by footnote, each person exercises sole voting and dispositive power with respect to shares shown.

                                                                                                    SHARES OF COMMON
                     NAME AND PRINCIPAL OCCUPATION OR                          SERVED AS A            STOCK OWNED         PERCENT
                      EMPLOYMENT AT PRESENT AND FOR                          DIRECTOR OF THE        BENEFICIALLY AT          OF
                PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS          AGE      REGISTRANT SINCE     DECEMBER 19, 1995(1)     CLASS(1)
                -----------------------------------------          ---      ----------------     --------------------     --------


                                                   DIRECTORS WHOSE TERMS EXPIRE IN 1996
           Steve Gasper, Jr., President and Chief                   48        April 4, 1994           176,854(2)            6.6%
                    Executive Officer of the Company and of
                    its principal subsidiary, First of
                    Michigan Corporation ("FoM"), since April
                    4, 1994.  Executive Vice President,
                    Fidelity Brokerage Services, Inc., from
                    September 1989 to January 1994.  Prior
                    thereto, Senior Vice President and
                    Director of Corporate Marketing, Thomson
                    McKinnon Financial Group.   Member of
                    Board of Governors, Chicago Stock
                    Exchange.

          Gerard M. Lavin, President, Chief Executive              53       March 16, 1995                 0                 *
                    Officer, and a director, Berger
                    Associates, Inc., a mutual fund management
                    company.  Also Vice President of DST
                    Systems, Inc.  (information processing and
                    computer software services and products).
                    From February 1992 to March 1995,
                    President and Chairman of the Board,
                    Investors Fiduciary Trust Company.  From
                    February 1989 to April 1992, Chief
                    Operating Officer, Sunamerica Asset
                    Management Corporation.

                                                   DIRECTORS WHOSE TERMS EXPIRE IN 1997
           Geoffrey B. Baker, Investor. (3)                         45       April 25, 1985            76,607(3)            2.7%

           Joseph M. Mengden, Chairman and Chief                    71       June  27, 1968           123,836               4.6%
                    Executive Officer of Saginaw Bay
                    Broadcasting Corporation, Saginaw,
                    Michigan (AM radio station operator),
                    since March 1992, and President of
                    Mengden & Associates Ltd., Grosse Pointe,
                    Michigan, since February 1992.  Chairman
                    of the Board of Registrant and of FoM,
                    April 1994-95, and Senior Consultant to
                    Registrant, September 29, 1989 to
                    March 31, 1992.  Prior thereto, Executive
                    Vice President of Registrant and of FoM.

           William H. Cuddy, Partner in the law firm of             60       March 12, 1994               700                 *
                    Day, Berry & Howard.  Chairman of the
                    Board of Registrant since April 25, 1995.

                      DIRECTORS WHOSE TERMS EXPIRE IN 1998

            Craig P. Baker, Investor. (3)                            43      January 27, 1994         679,344(3)(4)          25.4%

            Thomas A. McDonnell, President and Chief                 50      May 3, 1994                  0(5)                 *
               Executive Officer, DST Systems, Inc.
               Also a director of DST Systems, Inc.,
               Informix Software, Inc.,  BHA Group, Inc.
               (manufacture and supply of after-market
               air pollution control equipment), The
               Continuum Company (software
               development and data processing
               services to the insurance industry), and
               Nellcor-Puritan Bennett Corporation
               (design, manufacture, and distribution of
               specialized equipment for emergency,
               therapeutic, and surgical pulmonary care).

                    NON-DIRECTOR NAMED EXECUTIVES AND GROUP

            John S. Albright                                                                                 1,947             *

            Conrad W. Koski                                                                                 57,993            2.2%

            Urban A. MacDonald                                                                                 100(6)          *

            Charles R. Roberts                                                                             151,167(2)         5.6%

            All Directors and Executive Officers as a group                                              1,118,733           41.8%
            (12 persons)(1)(2)(3)(4)(5)(6)(7)

          *      Less than 0.1%
         (1) Where applicable, shares reported as owned include shares subject to options that are or will become exercisable within 60 days of the date of this Report on Form 10-K. For purposes of reporting the percentage owned as a group, all such optioned shares are treated as outstanding, but for purposes of reporting the percentage owned by an individual only such of those optioned shares as are held by the individual are treated as outstanding.
         (2) Includes 150,854 shares held by Registrant's Employee Stock Ownership Plan ("ESOP") as of October 31, 1995. See note (3) to table under Item 12 below.
         (3) Messrs. Geoffrey and Craig Baker are brothers. Shares reported for each include 21,780 shares as to which voting and investment power is shared as a co-trustee. See note (2) to table under Item 12.
         (4) Includes 657,564 shares owned by 1888 Limited Partnership of which Mr. Craig Baker is a general and limited partner. See note (2) to table under Item 12. Mr. Baker disclaims beneficial ownership of these shares.
         (5) Mr. McDonnell disclaims beneficial ownership of shares owned by DST. See note (1) to table under Item 12.
         (6) Includes 50 shares held by Mr. MacDonald's wife, as to which he disclaims beneficial ownership.
         (7) Shares as to which there is shared voting or investment power by Directors or Executive Officers are included only once.
                 See notes to table under Item 12.

        The following table provides information as of December 19, 1995 concerning the age and office(s) with the Registrant and its principal subsidiary, FoM, of each Executive Officer of the Registrant, other than Mr. Gasper for whom information is provided in the preceding table. Information concerning the business background of each Executive Officer listed is provided after the table, in each case based on data furnished by such Executive Officer. All Executive Officers' terms of office as such extend until the next Annual Meeting of Stockholders of the Registrant and until their successors shall be elected and qualified. There are no family relationships among the Executive Officers nor any such relationship of any Executive Officer to any Director.

                                                                             Position
         Name                     Age              Office                    Held Since
         ----                     ---              ------                    ----------
John S. Albright                  57               Senior Vice-               1994
                                                   President of
                                                   Registrant, FoM
                                                   Director of Fixed
                                                   Income

Conrad W. Koski                   50               Executive Vice-            1983
                                                   President and
                                                   Treasurer of
                                                   Registrant and
                                                   FoM

Urban A. MacDonald                48               Senior Vice-               1994
                                                   President of
                                                   Registrant, FoM
                                                   Director of
                                                   Corporate Finance

Charles R. Roberts                43               Senior Vice-               1994
                                                   President of
                                                   Registrant, FoM
                                                   Director of Sales
                                                   and Branches

Lenore P. Denys                   45               Senior Vice-               1984
                                                   President
                                                   and Secretary of
                                                   Registrant and FoM

         Before joining FoM as Director of Fixed Income in August 1994, Mr. Albright served as President of Reflections La Canada, Inc. (restaurant management), from December 1988 to May 1994. He also has been a Senior Managing Director of World Data Delivery Systems, Inc. (financial data base access by fax), from November 1991 to March 1993, and Co-Director of Fixed Income for Bateman Eichler, Hill Richards (now Kemper Securities, Inc.), from August 1986 to December 1988. The foundation of Mr. Albright's career in the fixed income area was as a group vice-president with Michigan-based MBM Group, Inc.- Manley Bennett, McDonald & Co. prior that firm's acquisition by Thomson McKinnon Securities.

         Mr. MacDonald was engaged by FoM as Director of Corporate Finance in October 1994, after terminating a 12-year association with another broker-dealer, Roney & Co. Before leaving Roney, Mr. MacDonald was its Director of Mergers & Acquisitions for two years. Prior to that period, he was Director of Investment Banking for Roney, beginning in June 1982. After leaving Roney in February 1994, Mr. MacDonald established his own company, The Chesapeake Group, Inc., a merger and acquisition intermediary firm.

         Mr. Roberts joined FoM as Director of Sales and Branches in July 1994. From September 1993 until leaving to join FoM, he held a comparable position
with Roney.   Mr. Roberts also has served as
a regional director for the brokerage firm Stifel, Nicolaus & Company, Inc., from December 1992 to September 1993, and in various capacities with PaineWebber, Inc., including as an investment executive, a regional insurance coordinator, and (most recently) a branch manager, beginning in August 1979.

         Each of the other Executive Officers, Mr. Koski and Ms. Denys, has served Registrant and FoM in the capacities reported above for over five years.


ITEM 11.    EXECUTIVE COMPENSATION.

Summary Compensation Information

         The table which follows sets forth summary information for Registrant's 1995 fiscal year and, as applicable, the preceding two fiscal years with respect to the compensation of Steve Gasper, Jr., Registrant's Chief Executive Officer, and of each Executive Officer of Registrant who served as such during fiscal 1995 and whose total salary and bonus compensation for such fiscal year exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                                       Long-Term
                                                                   Annual Compensation(1)            Compensation
                                                                   ----------------------            ------------
                                                                                                        Awards
                                                                                                     ------------
                                                                                         Other
                                                                                        Annual        Securities
                                                                                        Compen-       Underlying       All Other
                                                              Salary        Bonus       sation       Options/SARs     Compensation
                 Name and Principal Position      Year        ($)(1)       ($)(2)       ($)(3)          (#)(4)           ($)(5)
              --------------------------------------------------------------------------------------------------------------------
              Steve Gasper, Jr.                   1995        $100,000     $500,000       -0-             -0-             $ 811
                President and Chief Executive     1994          50,000      236,667    $178,818         120,000             N/A
                Officer (since April 4, 1994)     1993            N/A          N/A         N/A             N/A              N/A

              John S. Albright                    1995        $ 92,584     $110,000       -0-             8,000           $ 246
                 Senior Vice-President            1994            N/A          N/A         N/A             N/A              N/A
                 (since August 1, 1994)(6)        1993            N/A          N/A         N/A             N/A              N/A

              Conrad W. Koski                     1995        $ 88,731     $ 20,000       -0-             -0-            $1,364
                Executive Vice-President          1994          88,703       98,980       -0-             -0-             2,989
                and Treasurer                     1993          85,291      331,650       -0-             -0-             3,846

              Urban A. MacDonald                  1995        $115,000     $180,930       -0-            8,000              -0-
                Senior Vice-President             1994            N/A          N/A        N/A              N/A              N/A
                (since October 17, 1994)(6)       1993            N/A          N/A        N/A              N/A              N/A

              Charles R. Roberts                  1994         $95,000     $180,000       -0-            8,000            $ 243
                Senior Vice-President             1993            N/A          N/A        N/A              N/A              N/A
                (since July 26, 1994)(6)                          N/A          N/A        N/A              N/A              N/A


(1) This compensation was received primarily in their capacities with FoM. In addition to salary paid in respect of services performed during the pertinent fiscal year, amounts reported in this column include, where applicable, salary payable for such year but deferred under Registrant's Deferred Compensation Plan and salary so payable but contributed on behalf of the named executive to Registrant's Capital Accumulation Plan, a so-called "401(k) plan." For Mr. Koski, the amount reported also includes for each fiscal year an amount equal to the interest paid by him for such year on a then-outstanding loan to purchase Common Stock, pursuant to the terms of Registrant's Loan Guaranty Plan.

(2) This compensation was received primarily in their capacities with FoM. In addition to bonuses paid in respect of the pertinent fiscal year, the amounts reported in this column include, where applicable, bonuses payable for such year but deferred under the Deferred Compensation Plan or contributed to the Capital Accumulation Plan. For Mr. MacDonald, the amount reported consists primarily of the share of the earnings of FoM's Corporate Finance Department payable to him as head of that department.

(3) The fiscal 1994 amount reported in this column for Mr. Gasper includes relocation expense reimbursements and an adjustment for the tax effect of such reimbursements aggregating to $154,026. In accordance with Commission rules, the other amounts shown in this column do not include any perquisites or other personal benefits provided to named executives, which in each case and for each fiscal year did not exceed the lesser of (a) $50,000 and (b) 10% of the aggregate salary and bonus reported for the named executive.

(4) All shares reported in this column relate to option grants. The Registrant has never maintained any plans for the grant of so-called "freestanding" stock appreciation rights ("SARs").

(5) Amounts reported in this column represent the amounts of Registrant's contributions for the pertinent fiscal year allocated to the accounts of then-eligible named executives under its Profit Sharing Retirement Plan (the "Retirement Plan") and/or its ESOP, both of which are so-called "defined contribution" plans, and the amounts of "matching" contributions for the pertinent fiscal year allocated to the accounts of such named executives under the Capital Accumulation Plan. For fiscal 1995, the amounts so contributed and allocated under the Retirement Plan for the accounts of the eligible executives were as follows: Mr. Gasper, $586; Mr. Koski, $239; and the amounts so contributed and allocated under the Capital Accumulation Plan were as follows: Mr. Gasper, $225; Mr. Albright, $246; Mr. Koski, $1,125; Mr. Roberts, $243. No contributions were made for fiscal 1995 to the ESOP, which is being discontinued.

(6) Date shown is date of engagement as an officer of FoM. Messrs. Albright, MacDonald, and Roberts were first appointed Executive Officers in December 1994. As permitted by rules of the Commission, fiscal 1994 compensation information is not presented for Messrs. Albright and Roberts since neither served as an Executive Officer during that year.

Stock Options

         The table which follows provides information concerning all grants of options to purchase Common Stock made by the Registrant in respect of fiscal 1995 to the executives named in the Summary Compensation Table.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                           Individual Grants (1)                                    Potential Realizable Value at
                                                                                                    Assumed Annual Rates of Stock
                                                                                                    Price Appreciation for Option
                                                                                                               Term (2)
            ------------------------------------------------------------------------------------    -------------------------------
                                                         Percent of
                                         Number of         Total
                                         Securities     Options/SARs    Exercise
                                         Underlying      Granted to      or Base
                                        Options/SARs    Employees in      Price      Expiration
                      Name              Granted (#)     Fiscal Year      ($/Sh)         Date       0%($)      5%($)        10%($)
            ------------------------------------------------------------------------------------------------------------------------
            Steve Gasper, Jr.               -0-

            John S. Albright               8,000          21.9%         $13.50       3/16/05       $0       $68,000      $172,000

            Conrad W. Koski                 -0-

            Urban A. MacDonald             8,000          21.9%          14.25       3/16/05       $0       $72,000      $182,000

            Charles R. Roberts             8,000          21.9%         13.375       3/16/05       $0       $67,000      $171,000

(1) The grants reported in this table are grants of so-called "nonqualified" stock options under Registrant's Employee Stock Option Plan of 1992 (the "1992 Option Plan"). All reported options were granted on March 16, 1995 at exercise prices equal to the market value for the Common Stock as of the grant date of hire by FoM, which exceeded the market value at date of grant, and first become exercisable on the second anniversary of the grantee's hire date.
         Like all options previously granted under the 1992 Option Plan, the options reported are nontransferable, except by will or the laws of descent and distribution in the event of death, and, to the extent not theretofore exercised, will expire automatically if the grantee ceases to be employed by the Registrant or a subsidiary for any reason other than death or military or sick leave. Subject to disallowance by the Compensation/Stock Option Committee of Registrant's Board of Directors and compliance with other pertinent Plan requirements, each grantee may elect for the Registrant to withhold a portion of the shares with respect to which the option is exercised in order to satisfy tax withholding obligations relating to such exercise.

(2) For purposes of the columns under this heading, it is assumed that the grant date market value of the number of shares of Common Stock underlying each reported option will appreciate at the rates of 0%, 5%, and 10% per year, compounded annually, over the full term of the option. "Potential realizable values" are then calculated by subtracting from such assumed appreciated amounts the aggregate exercise price for the number of shares subject to the options at fiscal year-end. The assumed rates of appreciation used for this table are used pursuant to Commission rules and are not intended as predictions of the extent, if any, to which the value of the Common Stock actually may appreciate over the pertinent period or any other period. The actual value, if any, which a grantee may realize in respect of options will depend on the future performance of Registrant and overall market conditions.

         During fiscal 1995, none of the executives named in the Summary Compensation Table exercised any options to purchase Common Stock. The following table provides information concerning unexercised options held by such named executives at fiscal year-end.


                            FY-END OPTION/SAR VALUES

                                                      Number of Securities Underlying                  Value of
                                                          Unexercised Options/SARs         Unexercised In-the-Money Options/
                                                                 at Fiscal                          SARs at Fiscal
                                                              Year-End (#)(1)                       Year-End ($)(2)
                                                      -------------------------------      ---------------------------------
                                                                Exercisable/                         Exercisable/
                                Name                           Unexercisable                         Unexercisable
                    --------------------------------------------------------------------------------------------------------
                    Steve Gasper, Jr.                      24,000/96,000                           $0/$0

                    John S. Albright                          0/8,000                              $0/$0

                    Conrad W. Koski                           0/10,725                             $0/$14,596

                    Urban A. MacDonald                        0/8,000                              $0/$0

                    Charles R. Roberts                        0/8,000                              $0/$0


(1) Where appropriate, adjusted for a 10% stock dividend on the Common Stock paid January 18, 1994 to holders of record as of December 31, 1993.

(2) For purposes of this column, "value" is determined by subtracting the aggregate exercise price for the optioned shares from the product of that number of shares and the closing price for the Common Stock on the Chicago Stock Exchange as of fiscal year-end.


Certain Contracts

         Gasper Employment and Option Contracts. In connection with his engagement as President and Chief Executive Officer, Steve Gasper, Jr. has an agreement with Registrant and FoM with respect to his employment thereunder through March 31, 1997 (the "anticipated term"). Under this employment agreement, as amended, Mr. Gasper is to receive (a) salary at the annual rate of $100,000 and (b) through March 31, 1997, a quarterly cash bonus of $125,000. The agreement also contemplated payment to Mr. Gasper, commencing with the 1995 fiscal year, of an additional annual cash incentive bonus (if earned) measured in accordance with a performance formula to be developed by Registrant, reduced by the aggregate quarterly bonuses paid to him for fiscal 1995. The amount of any incentive bonus earned by Mr. Gasper for Registrant's 1996 or 1997 fiscal year pursuant to the agreement also is to be reduced by the aggregate quarterly bonuses paid to him under the agreement for the pertinent fiscal year. The agreement also provides that if, in light of the provisions of Section 162(m) of the Internal Revenue Code (which establishes certain limits on deductibility of compensation paid to the CEO and certain other executives of Registrant), its Board of Directors hereafter determines it to be advisable to seek stockholder approval of the incentive bonus performance formula that is developed, then the formula is to be submitted to the stockholders by the time of the 1996 annual meeting, and no incentive bonus compensation will be payable under the agreement unless stockholder approval of the formula is obtained.
Mr. Gasper also was entitled under the agreement to certain relocation expense reimbursements (which were paid in fiscal 1994) and is entitled to certain fringe benefits and to participate in Registrant's employee benefit plans.

         Either Mr. Gasper or Registrant may terminate his employment under the agreement prior to the end of the anticipated term, upon 30 days prior notice to the other. However, except in certain situations involving disability or incapacity of Mr. Gasper, if termination is by Registrant other than for Good Reason (as defined in the agreement), he will be entitled to receive his salary and quarterly bonuses under the agreement through the end of the anticipated term. Regardless of the time of or reason for employment termination, Mr. Gasper would continue for two years thereafter to be prohibited by the agreement from making any attempt to induce or encourage any employee of Registrant or an affiliate to leave for employment with a competitor. The agreement also imposes confidentiality obligations upon Mr. Gasper, which continue indefinitely.

         The options shown for Mr. Gasper in the immediately preceding table also were granted to him in connection with his engagement as CEO. Under the terms of the option agreement governing those options, the options ordinarily become exercisable at the rate of 20% per year on the first through the fifth anniversaries of grant, but they are subject to acceleration of exercisability upon the occurrence of a change in control (as therein defined) or the giving of notice to Mr. Gasper of termination of his employment by Registrant other than for Good Reason (as defined in his employment agreement).

         Roberts and Albright Employment Contracts. In connection with their respective engagements by FoM in July and August of 1994, Charles R. Roberts and John S. Albright also entered into employment agreements with FoM.

         Mr. Roberts' employment agreement provides for salary at the annual rate of $95,000. For fiscal 1995, the agreement also provided for a minimum cash bonus at the annual rate of $180,000 through the end of that fiscal year, and a potential future grant of options to purchase 8,000 shares of Common Stock, if Mr. Roberts achieved certain investment executive recruitment goals specified in the agreement, which occurred during that year. Currently, only the salary payment continues to be covered by the agreement. Under the currently operative terms of the agreement, Mr. Roberts may be terminated by FoM at will, but if he is terminated other than for "cause" (as therein defined) prior to the end of fiscal 1997 he will be entitled to receive his salary through the end of that period. In connection with Mr. Robert's employment, FoM also made him a $25,000 cash advance, $5,000 of which was forgiven on the first anniversary of his employment by FoM and the remainder of which is to be forgiven in $5,000 increments on the second through fifth anniversaries of his employment provided he is then still employed by FoM.

         Mr. Albright's employment agreement has an initial term of eighteen months and provides for salary at the annual rate of $90,000 and, for the first twelve months, a total minimum cash bonus of $110,000. It also contemplated a potential future grant to Mr. Albright of options to purchase 8,000 shares of Common Stock, depending on the achievement of a specified revenue goal by FoM's Fixed Income Department, which occurred during the last fiscal year. During the initial term of the agreement, Mr. Albright may be terminated by FoM only for "cause" (as therein defined) or if for any reason he is unable to perform the duties of his position. If he is terminated at any time for inability to perform, he is entitled to salary earned to the date of termination but not to any pro-rata portion of any bonus.

         Each of the above-described agreements also imposes certain indemnification obligations upon the covered executive and entitles the executive to receive certain fringe benefits and to participate in employee benefit plans and in any bonus pool for executives at his level. Mr. Albright's agreement also provided for payment or reimbursement to him of certain relocation expenses, which were paid in fiscal 1995.

         Koski Loan Guaranty and Retirement Arrangements. At Registrant's 1986 annual meeting, its stockholders approved its Key Employee Stock Purchase Loan Guaranty Plan (the "Loan Guaranty Plan"), under which, through December 31, 1990, certain Executive Officers could be granted rights to require Registrant to guarantee repayment of third-party loans made to such officers for the purpose of purchasing Common Stock. Such loan guaranty rights were granted to and exercised by Conrad

W. Koski during fiscal 1987, and Registrant accordingly guaranteed a $300,000 loan to Mr. Koski for the purpose of purchasing 25,000 shares. At the end of fiscal 1995, the outstanding principal balance of the loan was $60,000; the loan was repaid in full during the current fiscal year.

         Under the terms of the Loan Guaranty Plan, while Mr. Koski's guaranteed loan was outstanding, Registrant was obligated to pay him additional compensation equal to the amount of interest on the loan paid by him. The additional compensation so paid to Mr. Koski for fiscal years 1993, 1994, and 1995 is included under "Salary" in the Summary Compensation Table above.

         Registrant also has an agreement with Mr. Koski to provide supplemental retirement benefits following his retirement or following termination of his employment under certain circumstances in the event of a change in control of Registrant, but in any event not before age 65, of 25% of average compensation in the fiscal years 1987 through 1991 for each year until age 75 and to designated beneficiaries in the event of his death before age 75. In the event of death before retirement, an amount equal to such compensation is payable to his designated beneficiaries in the year following death and 50% of such amount is payable in each year thereafter until Mr. Koski would have reached age 65 or for nine years, whichever is later.

Compensation Committee Interlocks and Insider Participation

         Certain decisions concerning the compensation of Executive Officers are made by the Compensation/Stock Option Committee of Registrant's Board of Directors; others are made by the full Board. Messrs. Geoffrey Baker, Cuddy, and Mengden served on the Compensation/Stock Option Committee throughout the last fiscal year, and Mr. Lavin joined the committee during the second half of the fiscal year. The only other person who served on the committee during fiscal 1995 is Mr. Richard J. Lewis, who served until his retirement from Registrant's Board of Directors at its 1995 annual meeting of stockholders. Other than incumbent Directors and Mr. Lewis, the only other persons who served on the Board of Directors at any time during the last fiscal year are Messrs. John G. Martin and Richard B. Gushee, each of whom also retired from Board service at the 1995 annual meeting.

         Messrs. Martin and Mengden are the only current or former Directors who took part in any decisions concerning the fiscal 1995 compensation of any Executive Officer and who also have ever been employed by or an officer of Registrant or any of its subsidiaries. Mr. Martin formerly was the Chief Executive Officer of Registrant and FoM. Mr. Mengden also is a former Executive Officer of Registrant and FoM and served as Chairman of both companies for portions of fiscal 1994 and fiscal 1995.

         During his employment with Registrant, Mr. Mengden entered into an agreement with Registrant for the provision of supplemental retirement benefits similar to the agreement with Conrad Koski discussed under "Certain Contracts" above. Benefits became payable to Mr. Mengden under his agreement in April 1992, at the rate of $49,500 per year for 10 years. Mr. Martin also has such an agreement with the Registrant under which, beginning in May 1994, he began receiving benefits at the rate of $99,996 per year for 10 years.

         Mr. Mengden's consulting firm, Mengden & Associates, Ltd., was paid $24,000 for consulting services rendered to FoM during fiscal 1995.


         Mr. Gushee is a former principal of and currently is Of Counsel to the law firm of Miller, Canfield, Paddock and Stone, P.L.C., which rendered legal services to Registrant and its subsidiaries during fiscal 1995.

Directors' Compensation

         Retainer, Fees and Other Benefits. Directors who are not also employees of Registrant or an affiliate receive an annual retainer of $8,000, fees of $1,500 for each Board meeting attended in person, $500 for each such meeting attended by phone, and $750 for each Board committee meeting attended, and are reimbursed reasonable traveling expenses. For his services as Chairman of Registrant's Board of Directors and as Chairman of the Board's Audit Committee, Mr. Cuddy receives additional annual retainers of $22,000 and $6,000, respectively. Directors may defer receipt of retainer and fees. Deferred amounts are payable with interest at FoM's base customer margin rate (which also is the rate paid under the Deferred Compensation Plan for employees). No Director has thus far deferred any amounts. Registrant also permits Directors who are not employees to elect to participate in its health insurance plans on the same terms as are available to its employees generally. The only Director currently participating in such plans is Mr. Geoffrey Baker.

         Stock Options. At their meeting in 1989, Registrant's stockholders approved its Directors Stock Option Plan of 1989 (the "Directors Plan"), which is intended to extend the policy of providing management with an equity interest in Registrant to Directors who are not employees and therefore not eligible for stock options under any of Registrant's other stock option plans, and to provide an incentive to qualified individuals to serve or continue to serve as Directors. The only Directors eligible to participate in this plan are those who are not and have never been employees of Registrant or any of its subsidiaries. Currently, the eligible Directors are Craig P. Baker, Geoffrey
B. Baker, William H. Cuddy, Gerard M. Lavin, and Thomas A. McDonnell.

         Under the terms of the Directors Plan, for any year in which Registrant meets the performance goals stated in either Column A or Column B below, each eligible Director receives an option to purchase the quotient of the number of shares listed in Column C divided by the number of eligible
Directors:


                           A.                                   B.                       C.
                           --                                   --                       --
                                                        INCREASE IN PROFITS
                   PRE-TAX PROFIT PERCENTAGE OVER       OVER PREVIOUS
                   REGIONAL AVERAGE                     THREE-YEAR AVERAGE        NUMBER OF SHARES
                   ----------------                     ------------------        ----------------
                           .25                            5%                       1,000
                           .50                            10%                      1,000
                           .75                            15%                      2,000
                           1.00                           20%                      2,000
                           1.25                           25%                      3,000
                           1.50                           30%                      3,000
                           1.75                           35%                      4,000
                           2.00                           40%                      4,000
                           2.25                           45%                      5,000
                           2.50 or more                   50% or more              5,000

For fiscal 1995, no options were granted under this plan.

         The exercise price for any option granted under the Directors Plan during a given year is the market value for the Common Stock on the Chicago Stock Exchange as of the date of the regular December meeting of the Board of Directors (or if there is no such meeting, December 31) of that year. Options granted under the Directors Plan ordinarily may be exercised at any time during the period which begins five years from the date of grant and ends seven years after that date. However, exercisability would be accelerated in the event of a change in control of Registrant (as defined in the plan). No option may be exercised after the holder thereof voluntarily resigns from service as a Director, unless such resignation is due to disability or retirement from the Board with the consent of all other Board members or after age 65. Options granted under the Directors Plan are non-transferable, except by will or the laws of descent and distribution in the event of death. No options may be granted under the plan after December 31, 1999.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Executive Officers and Directors of Registrant, beneficial owners of more than 10% of its outstanding Common Stock, and certain related trusts ("Section 16 Reporting Persons") are required to file initial statements of beneficial ownership and (except in certain cases pertaining to trusts) reports of changes in ownership of Common Stock and related derivative securities, pursuant to Section 16(a) of the Securities Exchange Act of 1934. Registrant has reviewed such reports as it has received from persons known to it to be (or during fiscal 1995 to have been) Section 16 Reporting Persons and written representations of certain such persons to the effect that other reports are not required. Based solely on such review, the Registrant believes that in respect of fiscal 1995 all Section 16(a) filing requirements were met, except that Mr. MacDonald did not file a Form 4 and was late in filing a Form 5 to report acquisitions of 50 shares each made during the fiscal year by him and his wife.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT.

         The information required by this item concerning security ownership of Registrant's Directors and Executive Officers is provided under Item 10 above. So far as is known to Registrant, no person or group of persons owned beneficially as of December 19, 1995 more than 5% of the Common Stock, the only outstanding voting security of Registrant, other than the persons shown in the following table. Except as indicated below, each party named in this table has an address at 100 Renaissance Center, Detroit, Michigan 48234.

                                                                       AMOUNT OF
 NAME OF                                                              BENEFICIAL                PERCENT
 BENEFICIAL OWNER                                                      OWNERSHIP                OF CLASS
 ----------------                                                      ---------                --------
 DST Systems, Inc.(1)  . . . . . . . . . . . . . . . . . . .          609,956(1)                22.8%

 1888 Limited Partnership  . . . . . . . . . . . . . . . . .          657,564(2)                24.6

 Steve Gasper, Jr. . . . . . . . . . . . . . . . . . . . . .          176,854(3)                 6.6

 Charles R. Roberts  . . . . . . . . . . . . . . . . . . . .          151,167(3)                 5.6

 Bruce M. Rockwell . . . . . . . . . . . . . . . . . . . . .          175,666(3)(4)              6.6

 Hal H. Smith III  . . . . . . . . . . . . . . . . . . . . .          173,356                    6.5

(1) Based upon disclosures contained in a Schedule 13D dated April 23, 1982, as amended, filed with the Securities and Exchange Commission (the "Commission") by DST Systems, Inc. ("DST"). Such amended filing indicates that the address of DST, a Delaware corporation, is 1055 Broadway, Kansas City, Missouri 64105, and that DST has sole voting and dispositive power over all of the reported shares.

(2) Based upon disclosures contained in a Schedule 13D filed October 6, 1995 with the Commission by 1888 Limited Partnership, a Connecticut limited partnership (the "Partnership") and in Schedule 13D amendments filed October 10, 1995 by Louis C. Baker, who is the father of Registrant's Directors Craig P. and Geoffrey B. Baker, and by Mr. Louis Baker's brother, Paxton Mendelssohn II. The address for the Partnership listed in such filing is c/o Day, Berry & Howard, One Canterbury Green, Stamford, Connecticut 06091. Such filings report that Messrs. Craig and Louis Baker and Mr. Mendelssohn constitute the sole general partners of the Partnership, each having a one-third general partnership interest as well as limited partnership interests, and that action by the Partnership requires the approval of the general partners holding at least two-thirds in interest of the general partners. In light of that approval requirement, each general partner has disclaimed beneficial ownership of any shares of Common Stock held by the Partnership, and the Partnership has reported having sole voting and dispositive power over such shares. The shares reported for the Partnership do not include 21,780 shares held by a trust of which Messrs. Craig and Louis Baker and one other person are co-trustees, 21,780 shares held by a trust of which Messrs. Geoffrey and Louis Baker and another person are co-trustees, and 21,780 shares held by a trust of which Mr. Mendelssohn and two other persons are co-trustees.

(3) Includes 150,854 shares (5.6%) held by Registrant's ESOP as of October 31, 1995, which are voted by a committee consisting of Mr. Gasper, Mr. Roberts, and Mr. Rockwell, an officer and employee of FoM.

(4) Includes 24,812 shares held by a trust of which Mr. Rockwell is trustee.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item is provided under Item 11 above.


                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K.

(a)      (1)              The following consolidated financial statements of
                          the Registrant are included in this Report under
                          Item 8:

                          Report of independent auditors

                          Consolidated balance sheets - September 29, 1995 and September 30, 1994

                          Consolidated statements of income - Fiscal Years ended September 29, 1995, September 30, 1994, and September 24, 1993


                          Consolidated statements of stockholders' equity - Fiscal Years ended September 29, 1995, September 30, 1994, and September 24, 1993

                          Consolidated statements of cash flows - Fiscal Years ended September 29, 1995, September 30, 1994, and September 24, 1993

                          Notes to consolidated financial statements -
                          September 29, 1995

         (2) The following consolidated financial statement schedules are included in this Report under Item 8:

                          Schedule III     -       Condensed Financial
                                                   Information of Registrant

                          Schedule VIII    -       Valuation and Qualifying
                                                   Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (3)              Exhibits.

                          (i)  Exhibits Filed Herewith

         (11)             Computation of Per Share Earnings.

         (21)             Subsidiaries of Registrant.

         (23) Consent of Independent Auditors - The consent of Ernst & Young LLP with respect to incorporation by reference of its report on the financial statements and schedules of Registrant included herein into Registration Statements (Form S-8 No. 2-95535 and Form S-8 No. 33-16204) relating to Registrant's Amended and Restated Employee Stock Option Plan of 1981, as amended, and in the related Prospectus, Registration Statement (Form S-8 No. 33-51640) relating to Registrant's Employee Stock Option Plan of 1992 and in the related

                          Prospectus, and Registration Statement (Form S-8 No. 33-51638) relating to Registrant's Director Stock Option Plan of 1989 and in the related Prospectus.

         (27)             Financial Data Schedule (EDGAR filing only)

                          (ii)    Exhibits Incorporated herein by Reference

         (3) Restated Certificate of Incorporation of Registrant dated March 15, 1988. (Exhibit (3) to Form 10-K for the year ended September 30, 1988. File No. 1-7467)

         (3)(a)           Bylaws of Registrant as currently in effect.
                          (Exhibit (3)(a) to Form 10-Q for the quarter ended March 31, 1989 and Exhibit 2 to Form 8-K dated January 11, 1993. File No.1-7467 for each)

         (4) Articles Fourth, Tenth, and Eleventh of the Restated Certificate of Incorporation of Registrant dated March 15, 1988 (Exhibit (4) to Form 10-K for the year ended September 30, 1988. File No. 1-7467)

         (10)-(i)* Restated Agreement dated December 1, 1983 between Registrant and Joseph M. Mengden with respect to supplemental retirement benefit. (Exhibit (10)-(vii) to Form 10-K for year ended September 30, 1983. File No. 1-7467)

         (10)-(i)(a)* Amendment dated April 27, 1989 to Restated Agreement dated December 1, 1983 between Registrant and Joseph
                          M. Mengden. (Exhibit (10)-(2) to Form 10-K for the year ended September 29, 1989. File No. 1-7467)

         (10)-(i)(b)* Amendment dated September 26, 1990 to Restated Agreement dated December 1, 1983 between Registrant and Joseph M. Mengden. (Exhibit (10)-(1) to Form 10-K for the year ended September 28, 1990. File No. 1-7467)

         (10)-(i)(c)* Amendment dated September 26, 1992 to Restated Agreement dated December 1, 1983, as amended, between Registrant and Joseph M. Mengden. (Exhibit (10)-(1) to Form 10-K for the year ended September 27, 1991. File No. 1-7467)

         (10)-(ii)* Restated Agreement dated December 1, 1983 between Registrant and Conrad W. Koski with respect to supplemental retirement benefit. (Exhibit
                          (10)-(viii) to Form 10-K for year ended September 30, 1983. File No. 1-7467)

         (10)-(ii)(a)*    Form of Amendment dated April 22, 1989 to Restated
                          Agreement dated December 1, 1983 between Registrant and Conrad W. Koski. (Exhibit (10)-(1) to Form 10-K for year ended September 29, 1989. File No. 1-7467)

         (10)-(iii)* First of Michigan Corporation Supplemental Retirement and Survivor Income Plan (Junior Management). (Exhibit (10)- (xv) to Form 10-K for year ended September 26, 1986. File No. 1-7467)

         (10)-(iv)* Form of Indemnification Agreement which Registrant has entered into with each of its Directors, its Executive Vice-President Conrad W. Koski, its Secretary Lenore P. Denys, and certain other officers of FoM. (Exhibit (11)-(1) to Form 10-K for the year ended September 30, 1988. File No. 1-7467)

         (10)-(v)*        Deferred Compensation Plan for Directors Fees.
                          (Exhibit (10)-(2) to Form 10-K for the year ended September 30, 1988. File No. 17467)

         (10)-(vi)* Amended and Restated Employee Stock Option Plan of 1981. (Exhibit (10)-(3) to Form 10-K for year ended September 29, 1989. File No. 1-7467)

         (10)-(vii)* First of Michigan Capital Corporation Directors Stock Option Plan of 1989. (Exhibit (10)-(4) to Form 10-K for year ended September 29, 1989. File No. 1-7467)

         (10)-(vii)(a)*   Paragraph 8 as amended of the Directors Stock Option
                          Plan of 1989. (Exhibit (10)-(2) to Form 10-K for year ended September 25, 1992. File No. 1-7467)

         (10)-(viii)*     First of Michigan Capital Corporation Amended and
                          Restated Deferred Compensation Plan.   (Exhibit
                          (10)-(2) to Form 10-K for year ended September 28, 1990. File No. 1-7467)

         (10)-(viii)(a)*  Amendment dated January 1, 1992 to First of Michigan
                          Capital Corporation Amended and Restated Deferred Compensation Plan. (Exhibit (10)-(1) to Form 10-K for the year ended September 25, 1992. File No. 1-7467)

         (10)-(ix)* First of Michigan Capital Corporation Employee Stock Option Plan of 1992. (Appendix A to the definitive proxy statement of Registrant dated January 24, 1992. File No. 1-7467)

         (10)-(x)* Employment Agreement dated April 1, 1994 among Registrant, FoM, and Steve Gasper, Jr. (Exhibit
                          (10)-(xx) to Form 10-K for year ended September 30, 1994. File No. 1-7467)

         (10)-(x)(a)* First Amendment, dated January 24, 1995, to Employment Agreement, dated April 1, 1994, between Registrant and Steve Gasper, Jr. (Exhibit 19 to Form 10-Q for quarter ended March 31, 1995. File No. 1-7467)

         (10)-(xi)* Stock Option Agreement dated March 29, 1994 between Registrant and Steve Gasper, Jr.

         (10)-(xii)* Employment Agreement dated July 26, 1994 between FoM and Charles R. Roberts and related Promissory Note from Charles R. Roberts to FoM.

         (10)-(xiii)* Employment Agreement dated August 1, 1994 between FoM and John S. Albright.

         (10)-(xiv)* Key Employee Stock Purchase Loan Guaranty Plan. (Exhibit (10)-(xiii) to Form 10-K for year ended September 26, 1986. File No. 1-7467)

         (10)-(xv) Form of agreement with investment executives entered into following termination of Agreement and Plan of Merger with Comerica Incorporated. (Exhibit
                          (10)-(xx) to Form 10-K for the year ended September 24, 1993. File No. 1-7467) (See Note F to the Consolidated Financial Statements included herein for additional information concerning these agreements.)

--------------------
* Designates a management contract or a compensatory plan or arrangement to which one or more Directors or Executive Officers of Registrant is a party or in which one or more Directors or Executive Officers participates or may participate.

(b)      Reports on Form 8-K

         No report on Form 8-K was filed by Registrant in the quarter ended September 29, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST OF MICHIGAN CAPITAL CORPORATION


                                 By    /s/ Steve Gasper, Jr.
                                       Steve Gasper, Jr.
                                       President and Chief Executive Officer



Dated:  December 19, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.


     Signature                                     Office                            Date of Signing
     ---------                                     ------                            ---------------
  /s/ William H. Cuddy                     Chairman of the                           December 19, 1995
------------------------------             Board of Directors
 William H. Cuddy

 /s/ Steve Gasper, Jr.                     President, Chief                          December 19, 1995
------------------------------             Executive Officer
 Steve Gasper, Jr.                         (principal exe-
                                           cutive officer) and
                                           Director



 /s/ Craig P. Baker                        Director                                  December 19, 1995
------------------------------
 Craig P. Baker


------------------------------             Director                                  December __, 1995
 Geoffrey B. Baker


 /s/ Gerard M. Lavin                       Director                                  December 19, 1995
------------------------------
 Gerard M. Lavin


------------------------------             Director                                  December __, 1995
 Thomas A. McDonnell


 /s/ Joseph M. Mengden                     Director                                  December 19, 1995
------------------------------
 Joseph M. Mengden


 /s/ Conrad W. Koski                       Executive Vice-President                  December 19, 1995
------------------------------             and Treasurer (principal
 Conrad W. Koski                           financial and accounting
                                           officer)


                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549




                                    EXHIBITS

                                       TO

                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934


For the fiscal year ended                                      Commission File
September 29, 1995                                             Number 1-7467



                     FIRST OF MICHIGAN CAPITAL CORPORATION

                                 EXHIBIT INDEX

         Exhibit
         Number           Title

                          (i)     Exhibits Filed Herewith

         (11)             Computation of Per Share Earnings.

         (21)             Subsidiaries of Registrant.

         (23) Consent of Independent Auditors - The consent of Ernst & Young LLP with respect to incorporation by reference of its report on the financial statements and schedules of Registrant included herein into Registration Statements (Form S-8 No. 2-95535 and Form S-8 No. 33-16204) relating to Registrant's Amended and Restated Employee Stock Option Plan of 1981, as amended, and in the related Prospectus, Registration Statement (Form S-8 No. 33-51640) relating to Registrant's Employee Stock Option Plan of 1992 and in the related Prospectus, and Registration Statement (Form S-8 No. 33-51638) relating to Registrant's Director Stock Option Plan of 1989 and in the related Prospectus.

         (27)             Financial Data Schedule (EDGAR filing only)

                          (ii)    Exhibits Incorporated herein by Reference

         (3) Restated Certificate of Incorporation of Registrant dated March 15, 1988. (Exhibit (3) to Form 10-K for the year ended September 30, 1988. File No. 1-7467)

         (3)(a)           Bylaws of Registrant as currently in effect.
                          (Exhibit (3)(a) to Form 10-Q for the quarter ended March 31, 1989 and Exhibit 2 to Form 8-K dated January 11, 1993. File No.1-7467 for each)

         (4) Articles Fourth, Tenth, and Eleventh of the Restated Certificate of Incorporation of Registrant dated March 15, 1988 (Exhibit (4) to Form 10-K for the year ended September 30, 1988. File No. 1-7467)

         (10)-(i)* Restated Agreement dated December 1, 1983 between Registrant and Joseph M. Mengden with respect to supplemental retirement benefit. (Exhibit (10)-(vii) to Form 10-K for year ended September 30, 1983. File No. 1-7467)

         (10)-(i)(a)* Amendment dated April 27, 1989 to Restated Agreement dated December 1, 1983 between Registrant and Joseph
                          M. Mengden. (Exhibit (10)-(2) to Form 10-K for the year ended September 29, 1989. File No. 1-7467)

         (10)-(i)(b)* Amendment dated September 26, 1990 to Restated Agreement dated December 1, 1983 between Registrant and Joseph M. Mengden. (Exhibit (10)-(1) to Form 10-K for the year ended September 28, 1990. File No. 1-7467)

         (10)-(i)(c)* Amendment dated September 26, 1992 to Restated Agreement dated December 1, 1983, as amended, between Registrant and Joseph M. Mengden. (Exhibit (10)-(1) to Form 10-K for the year ended September 27, 1991. File No. 1-7467)

         (10)-(ii)* Restated Agreement dated December 1, 1983 between Registrant and Conrad W. Koski with respect to supplemental retirement benefit. (Exhibit
                          (10)-(viii) to Form 10-K for year ended September 30, 1983. File No. 1-7467)

         (10)-(ii)(a)*    Form of Amendment dated April 22, 1989 to Restated
                          Agreement dated December 1, 1983 between Registrant and Conrad W. Koski. (Exhibit (10)-(1) to Form 10-K for year ended September 29, 1989. File No. 1-7467)

         (10)-(iii)* First of Michigan Corporation Supplemental Retirement and Survivor Income Plan (Junior Management). (Exhibit (10)- (xv) to Form 10-K for year ended September 26, 1986. File No. 1-7467)

         (10)-(iv)* Form of Indemnification Agreement which Registrant has entered into with each of its Directors, its Executive Vice-President Conrad W. Koski, its Secretary Lenore P. Denys, and certain other officers of FoM. (Exhibit (11)-(1) to Form 10-K for the year ended September 30, 1988. File No. 1-7467)

         (10)-(v)*        Deferred Compensation Plan for Directors Fees.
                          (Exhibit (10)-(2) to Form 10-K for the year ended September 30, 1988. File No. 17467)

         (10)-(vi)* Amended and Restated Employee Stock Option Plan of 1981. (Exhibit (10)-(3) to Form 10-K for year ended September 29, 1989. File No. 1-7467)

         (10)-(vii)* First of Michigan Capital Corporation Directors Stock Option Plan of 1989. (Exhibit (10)-(4) to Form 10-K for year ended September 29, 1989. File No. 1-7467)

         (10)-(vii)(a)*   Paragraph 8 as amended of the Directors Stock Option
                          Plan of 1989. (Exhibit (10)-(2) to Form 10-K for year ended September 25, 1992. File No. 1-7467)

         (10)-(viii)*     First of Michigan Capital Corporation Amended and
                          Restated Deferred Compensation Plan.   (Exhibit
                          (10)-(2) to Form 10-K for year ended September 28, 1990. File No. 1-7467)

         (10)-(viii)(a)*  Amendment dated January 1, 1992 to First of Michigan
                          Capital Corporation Amended and Restated Deferred Compensation Plan. (Exhibit (10)-(1) to Form 10-K for the year ended September 25, 1992. File No. 1-7467)

         (10)-(ix)* First of Michigan Capital Corporation Employee Stock Option Plan of 1992. (Appendix A to the definitive proxy statement of Registrant dated January 24, 1992. File No. 1-7467)

         (10)-(x)* Employment Agreement dated April 1, 1994 among Registrant, FoM, and Steve Gasper, Jr. (Exhibit
                          (10)-(xx) to Form 10-K for year ended September 30, 1994. File No. 1-7467)

         (10)-(x)(a)* First Amendment, dated January 24, 1995, to Employment Agreement, dated April 1, 1994, between Registrant and Steve Gasper, Jr. (Exhibit 19 to Form 10-Q for quarter ended March 31, 1995. File No. 1-7467)

         (10)-(xi)* Stock Option Agreement dated March 29, 1994 between Registrant and Steve Gasper, Jr.

         (10)-(xii)* Employment Agreement dated July 26, 1994 between FoM and Charles R. Roberts and related Promissory Note from Charles R. Roberts to FoM.

         (10)-(xiii)* Employment Agreement dated August 1, 1994 between FoM and John S. Albright.

         (10)-(xiv)* Key Employee Stock Purchase Loan Guaranty Plan. (Exhibit (10)-(xiii) to Form 10-K for year ended September 26, 1986. File No. 1-7467)

         (10)-(xv) Form of agreement with investment executives entered into following termination of Agreement and Plan of Merger with Comerica Incorporated. (Exhibit
                          (10)-(xx) to Form 10-K for the year ended September 24, 1993. File No. 1-7467) (See Note F to the Consolidated Financial Statements included herein for additional information concerning these agreements.)

--------------------
* Designates a management contract or a compensatory plan or arrangement to which one or more Directors or Executive Officers of Registrant is a party or in which one or more Directors or Executive Officers participates or may participate.