Form 10-Q
period 1995-12-29
FIRST OF MICHIGAN CAPITAL CORP
filed 1996-02-12
CIK 36781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark one)
/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended DECEMBER 29, 1995

/ / Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to
         __________.

Commission file number:   1-7467
                          ------

                     FIRST OF MICHIGAN CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                         13-2780197
---------------------------------------------------       -----------------------------------------
          (State or other jurisdiction of                 (I.R.S. Employer Identification Number)
           incorporation or organization)

         100 RENAISSANCE CENTER/26TH FLOOR
                 DETROIT, MICHIGAN                                        48243
---------------------------------------------------       -----------------------------------------
      (Address of principal executive offices)                         (Zip Code)

                                 (313) 259-2600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.             YES  / X /   NO  /   /

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                 YES  /   /   NO  /   /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $.10 Par Value - 2,655,733 shares as of February 9, 1996



                                      10-Q

                                     INDEX



                     FIRST OF MICHIGAN CAPITAL CORPORATION




PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - December 29, 1995 and September 29, 1995

         Condensed consolidated statements of income - Three months ended December 29, 1995 and December 30, 1994

         Consolidated statements of cash flows - Three months ended December 29, 1995 and December 30, 1994

         Notes to condensed consolidated financial statements -  December 29,
         1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                             DECEMBER 29,             SEPTEMBER 29,
                                                                 1995                     1995

                                                            --------------            --------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . .       $2,604,189                $2,995,513
Receivable from brokers and dealers . . . . . . . . . .       11,674,680                 4,527,882
Receivable from customers . . . . . . . . . . . . . . .       82,764,812                79,368,761
Notes receivable from employees . . . . . . . . . . . .        1,704,822                 2,126,096
Other accounts receivable . . . . . . . . . . . . . . .        2,406,698                 1,879,608
Securities owned  . . . . . . . . . . . . . . . . . . .       13,419,381                 8,387,294
Memberships in exchanges, at cost(market value-
   $ 1,185,000 at December 29, 1995 and
   $ 856,000 at September 29, 1995) . . . . . . . . . .          430,503                   430,503
Equipment and leasehold improvements, at  . . . . . . .
   depreciated cost . . . . . . . . . . . . . . . . . .        3,221,294                 2,828,932
Other investments . . . . . . . . . . . . . . . . . . .          583,359                   711,609
Net cash surrender value of life insurance  . . . . . .        1,385,141                 1,816,471
Deferred income taxes . . . . . . . . . . . . . . . . .        2,992,000                 2,892,000
Other assets  . . . . . . . . . . . . . . . . . . . . .        2,810,920                 2,492,805
                                                           -------------             -------------
                                                           $ 125,997,799             $ 110,457,474
                                                           -------------             -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable to banks . . . . . . . . . . . . . . .    $  49,500,000             $  29,500,000
   Payable to brokers and dealers . . . . . . . . . . .        6,364,217                18,165,571
   Payable to customers . . . . . . . . . . . . . . . .       23,789,297                14,070,912
   Securities sold, not yet purchased . . . . . . . . .          320,384                   530,748
   Employee compensation payable  . . . . . . . . . . .       11,153,217                12,964,140
   Income taxes payable . . . . . . . . . . . . . . . .          380,569                   452,587
   Other accounts payable and accrued liabilities . . .        4,292,486                 3,762,123
   Capital lease obligation . . . . . . . . . . . . . .        1,156,316                 1,226,623
                                                           -------------             -------------
                                                              96,956,486                80,672,704

Contingencies - See note
Stockholders' equity:
   Common stock, $.10 par value 10,000,000
   shares authorized,  2,891,558 issued . . . . . . . .          289,156                   289,156
Capital in excess of par value  . . . . . . . . . . . .        3,676,635                 3,687,348
Retained earnings . . . . . . . . . . . . . . . . . . .       27,219,484                26,803,153
                                                          --------------            --------------
                                                              31,185,275                30,779,657
                                                          --------------            --------------

Less treasury stock, at cost - 215,825 shares
at December 29, 1995 and 80,116 at
September 29, 1995  . . . . . . . . . . . . . . . . .         (2,143,962)                 (994,887)
                                                           -------------             -------------
                                                              29,041,313                29,784,770
                                                           -------------             -------------
                                                           $ 125,997,799             $ 110,457,474
                                                           =============             =============

Note: The balance sheet at September 29, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)




                                                                   THREE MONTHS ENDED
                                                                   ------------------

                                                            DECEMBER 29,        DECEMBER 30,
                                                                1995                1994

                                                             -----------        -----------
REVENUES:
       Commissions  . . . . . . . . . . . . . . . . . . .    $9,719,951          $7,406,808
       Principal transactions   . . . . . . . . . . . . .     1,015,766             816,293
       Investment banking   . . . . . . . . . . . . . . .     2,301,881           2,432,400
       Interest   . . . . . . . . . . . . . . . . . . . .     1,875,801           1,429,298
       Insurance commissions  . . . . . . . . . . . . . .       640,336             734,546
       Other  . . . . . . . . . . . . . . . . . . . . . .     1,453,871           1,229,310
                                                             ----------          ----------
       TOTAL REVENUES   . . . . . . . . . . . . . . . . .    17,007,607          14,048,655
                                                             ----------          ----------

EXPENSES:
       Employee compensation and benefits   . . . . . . .     9,378,206           7,770,911
       Floor brokerage, exchange, clearance and other
          fees  . . . . . . . . . . . . . . . . . . . . .     1,243,346           1,119,971
       Interest   . . . . . . . . . . . . . . . . . . . .       857,043             556,026
       Taxes, other than income taxes   . . . . . . . . .       582,274             515,496
       Communications   . . . . . . . . . . . . . . . . .       311,987             286,035
       Occupancy and equipment rental   . . . . . . . . .     1,283,877           1,016,481
       Office supplies and expenses   . . . . . . . . . .     1,027,792             746,724
       Other operating expenses   . . . . . . . . . . . .     1,686,752           1,540,338
                                                             ----------          ----------
       TOTAL EXPENSES   . . . . . . . . . . . . . . . . .    16,371,276          13,551,982
                                                             ----------          ----------

Income before income taxes  . . . . . . . . . . . . . . .       636,331             496,673
Provision for income taxes  . . . . . . . . . . . . . . .       220,000             130,000
                                                             ----------           ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .    $  416,331           $ 366,673
                                                             ==========           =========

Net income per share  . . . . . . . . . . . . . . . . . .         $ .15               $ .13
                                                             ==========           =========

Average number of common and common equivalent
shares outstanding for income per share . . . . . . . . .     2,754,836           2,927,668

Cash dividends per share  . . . . . . . . . . . . . . . .          $.00               $ .06
                                                             ==========          ==========


See accompanying notes.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                      ------------------
                                                                            DECEMBER 29,               DECEMBER 30,
                                                                                1995                       1994

                                                                           -------------               -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     416,331            $      366,673
Noncash items included in Net Income:
         Depreciation and amortization  . . . . . . . . . . . . . . . . .         204,762                    89,355
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .        (100,000)                  (80,000)
         Loss on sale of fixed assets . . . . . . . . . . . . . . . . . .             106                       ---
                                                                            -------------            --------------
                                                                                  521,199                   376,028
                                                                            -------------            --------------

(Increase) decrease in operating receivables:
         Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,396,051)                5,362,811
         Brokers and dealers  . . . . . . . . . . . . . . . . . . . . . .      (7,146,798)               (4,585,109)
         Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . .         421,274                    99,628
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (527,090)                  484,022
Increase (decrease) in operating payables:
         Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,718,385                    37,646
         Brokers and dealers  . . . . . . . . . . . . . . . . . . . . . .     (11,801,354)               (3,456,450)
         Employee compensation  . . . . . . . . . . . . . . . . . . . . .      (1,810,923)               (1,497,474)
         Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         (72,018)                  138,314
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         530,363                 1,870,061
(Increase) decrease in:
         Securities inventory . . . . . . . . . . . . . . . . . . . . . .      (5,032,087)               (7,987,103)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .         113,215                  (349,986)
Increase (decrease) in:
         Securities sold, not yet purchased . . . . . . . . . . . . . . .        (210,364)                    4,225
                                                                            --------------           --------------
                                                                              (19,213,448)               (9,879,415)
                                                                            -------------            --------------

CASH USED FOR OPERATING ACTIVITIES  . . . . . . . . . . . . . . . . . . .     (18,692,249)               (9,503,387)
                                                                            -------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase in short-term borrowings  . . . . . . . . . . . . . . .      20,000,000                10,500,000
         Payments on capital lease obligation . . . . . . . . . . . . . .         (70,307)                  (75,000)
         Employee stock transactions  . . . . . . . . . . . . . . . . . .          17,612                   228,155
         Repurchases of common stock  . . . . . . . . . . . . . . . . . .      (1,177,400)                 (903,055)
         Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .             ---                  (172,913)
                                                                            -------------            --------------
CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . .      18,769,905                 9,577,187
                                                                            -------------            --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net payments for equipment and leasehold improvements  . . . . .        (597,230)                  (85,004)
         Purchases, advances and other activity in other
         investments - net  . . . . . . . . . . . . . . . . . . . . . . .         128,250                  (262,482)
                                                                            -------------            --------------

CASH USED FOR INVESTING ACTIVITIES  . . . . . . . . . . . . . . . . . . .        (468,980)                 (347,486)
                                                                            -------------            --------------
DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . .        (391,324)                 (273,686)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . .       2,995,513                 2,612,487
                                                                            -------------            --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . .   $   2,604,189            $    2,338,801
                                                                            =============            ==============

Income tax payments (refunds) . . . . . . . . . . . . . . . . . . . . . .   $     392,018            $      (62,314)
Interest payments . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     766,118            $      509,213

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    DECEMBER 29, 1995 AND DECEMBER 30, 1994


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

Investment account securities are carried at the lower of cost or market. Certain other investments are accounted for on the equity method. The Company's equity in such operations was not material in amount during the periods ended December 29, 1995 and December 30, 1994.

Net income per share is computed on the basis of the weighted average number of common shares outstanding, assuming dilutive stock options were exercised at the beginning of the quarter or at the date of issuance, if later, with applicable proceeds used to acquire additional treasury shares at the average market price.


INCOME TAXES

The provision for income taxes consists of the following:

                                                                  THREE MONTHS ENDED
                                                                  ------------------

                                                DECEMBER 29, 1995                  DECEMBER 30, 1994
                                                -----------------                  -----------------

                                           FEDERAL     STATE & LOCAL          FEDERAL          STATE & LOCAL
                                           -------     -------------          -------          -------------

Current . . . . . . . . . . . . . . .    $   310,000     $   10,000         $  200,000         $  10,000
Deferred  . . . . . . . . . . . . . .       (100,000)           ---            (80,000)              ---
                                         -----------     ----------         ----------         ---------
Total . . . . . . . . . . . . . . . .    $   210,000     $   10,000         $  120,000         $  10,000
                                         ===========     ==========         ==========         =========

Deferred income taxes principally arise from deferred compensation expense.



CONTINGENCIES

In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at December 29, 1995 and subsequently settled, had no material effect on the financial statements as of that date.

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

Under this method, the Corporation is required to maintain minimum net capital, as defined, equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rules also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5 percent of aggregate debits. At December 29, 1995 First of Michigan Corporation's net capital of $14,967,989 was 17 percent of aggregate debit balances, and was $13,221,818 in excess of the 2 percent minimum net capital required and $10,602,561 in excess of the 5 percent dividend restriction.


                     -------------------------------------

The preceding information is unaudited and accordingly, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the period have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 29, 1995.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

First quarter fiscal 1996 compared to first quarter fiscal 1995.

GENERAL

First of Michigan Capital Corporation's principal subsidiary is First of Michigan Corporation, a member of the New York Stock Exchange and Michigan's largest full-service securities firm. Founded more than 60 years ago, First of Michigan Corporation specializes in a wide range of financial services that include investment products such as stocks, bonds, unit trusts and mutual funds; investment services such as retirement plans, money management, underwriting and trading and investment banking. First of Michigan offers these services through its 553 employees located in 32 offices throughout Michigan, as well as an office at 100 Wall Street, New York.

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

RESULTS OF OPERATIONS

Total revenues increased 21% versus the previous year. Overall, retail trading volume was up for the quarter at First of Michigan Corporation as it has been throughout the securities industry as a whole. Commission revenues increased due to increases in both listed and over-the-counter commissions as well as increased revenues from mutual fund transactions. Revenues from principal transactions increased due to increased trading profits in the taxable fixed income area. Partially offsetting these profits was a decline in trading profits from over-the-counter market-making in equities. Investment banking revenues decreased modestly due to decreased fees received for financial consulting as well as management fees from underwriting syndications. Interest income increased due to the continued increase in customer margin loan balances as well as a greater emphasis on stock borrowing activities.
Insurance commissions decreased slightly in the areas of life insurance and variable rate annuities. Other income increased primarily due to additional service fees received for money management as well as distribution, administrative and advisory fees for certain money market funds. In addition, new account openings and assets under management have continued to grow.

Total expenses also increased 21% in line with the increase in revenues. The largest expense category, employee compensation and benefits, increased in conjunction with the increase in commission revenues as well as an increase in salaries associated with staff additions. Offsetting these increases was a decrease in certain discretionary bonus programs associated with the level of pre-tax earnings. Floor brokerage, exchange, clearance and other fees increased due to an increase in commissions paid to fully-disclosed broker-dealers because of an increase in their revenues. Interest expense increased because of increased borrowings required to support the increase in customer margin debit balances, increased levels of inventory holdings, as well as increased activity in the area of stock loans. Taxes, other than income taxes, showed modest increases due to the payroll taxes associated with staff additions as well as an increase in the Michigan Single Business Tax associated with the increase in revenues and related payroll costs for the quarter.

Communication expense, primarily telephone, has increased due to increased marketing efforts to attract new clients as well as the increase in overall trade volume. Occupancy and equipment rental costs increased due to the relocation of several branch offices to larger facilities as well as increased costs associated with the enhanced computer systems installed throughout the entire branch network. Office supplies and expenses increased due to increased service bureau costs associated with the trade processing and customer statement processing. Postage costs also increased due to the higher level of transactions. Other expenses increased slightly due to additional sales promotion and advertising. The provision for income taxes increased in proportion in the increase in net income for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities showed a net decrease due to increases in receivables from brokers and dealers. The largest uses of cash for operating activities was to purchase securities inventories as well as pay down balances on stock loaned to other brokers. Due to the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and, therefore, are not very useful indicators of long-term trends in the Company's cash uses for operations. Cash provided by financing activities consisted of an increase in bank loans outstanding which was partially offset by the Company's repurchases of its common stock. At December 29, 1995, approximately 90% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by equity capital and short-term borrowings under established lines of credit with several banking institutions. A total of $112,000,000 in approved lines of credit was available to the Company at December 29, 1995, of which $49,500,000 was outstanding.

Under separate agreements, First of Michigan Capital Corporation had available short-term lines of credit on an unsecured basis, aggregating $8,000,000. There were no borrowings against these lines of credit at December 29, 1995.

The Company is subject to the net capital requirements of the Securities and Exchange Commissions and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At December 29, 1995, the Company's net capital of $14,967,989 exceeded the minimum requirement by $13,221,818.

Management believes that funds provided by net cash earnings combined with the liquidity of its assets, its existing capital base and its available lines of credit are fully adequate to meet the Company's financing needs for the foreseeable future.

The Company does not engage in any derivative trading, nor is it an end user of any derivative securities.

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

OUTLOOK

The Company's money management subsidiary is now operating at a profit and management anticipates its continued growth. The Company has experienced increased costs as a result of additional space leased at the corporate offices as well as increases associated with its newly enhanced computer systems that have been installed throughout the entire branch network. While these increased expenses initially have a negative impact on earnings, management believes that the tools provided to the Company's Investment Executives, as well as increased marketing efforts, will result in superior client service and ultimately will have a positive impact on the Company's profitability.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

    (a)      The following exhibits are included herein:

    (11)     Statement Re Computation of Per Share Earnings

    (27)     Financial Data Schedule

    (b)      Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the three months ended December 29, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        FIRST OF MICHIGAN CAPITAL CORPORATION



February 9, 1996                      /s/ Steve Gasper, Jr.
                                      -------------------------------------
                                      STEVE GASPER, JR. - PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER



February 9, 1996                      /s/ Conrad W. Koski
                                      -------------------------------------
                                      CONRAD W. KOSKI
                                      EXECUTIVE VICE PRESIDENT & TREASURER
                                      (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                 EXHIBIT INDEX

  Exhibit
    No.                                  Description                                               Page
  -------                                -----------                                               ----

    11                    Statement Re Computation of Per Share Earnings

    27                    Financial Data Schedule