Form 10-Q
period 1996-03-29
FIRST OF MICHIGAN CAPITAL CORP
filed 1996-05-13
CIK 36781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q
(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the period ended MARCH 29, 1996

[  ]     Transaction report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from            to           .
                                        ----------    ----------

Commission file number:   1-7467
                          ------

                     FIRST OF MICHIGAN CAPITAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     13-2780197
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

100 RENAISSANCE CENTER/26TH FLOOR
       DETROIT, MICHIGAN                                    48243
- ---------------------------------------- ---------------------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (313) 259-2600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.10 Par Value - 2,633,533 shares as of May 10, 1996




                                    10-Q

                                     INDEX



                     FIRST OF MICHIGAN CAPITAL CORPORATION




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - March 29, 1996 and September 29, 1995

         Condensed consolidated statements of income - Three months ended March 29, 1996 and six months ended March 31, 1995

         Consolidated statements of cash flows - Six months ended March 29, 1996 and March 31, 1995

         Notes to condensed consolidated financial statements -  March 29, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                               MARCH 29,             SEPTEMBER 29,
                                                                 1996                    1995
                                                            --------------           --------------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . .     $  2,991,894              $  2,995,513
Receivable from brokers and dealers . . . . . . . . . .        2,342,752                 4,527,882
Receivable from customers . . . . . . . . . . . . . . .       84,583,504                79,368,761
Notes receivable from employees . . . . . . . . . . . .        1,703,949                 2,126,096
Other accounts receivable . . . . . . . . . . . . . . .        1,329,636                 1,879,608
Securities owned  . . . . . . . . . . . . . . . . . . .        8,579,137                 8,387,294
Memberships in exchanges, at cost (market value-
   $1,296,000 at March 29, 1996 and
   $856,000 at September 29, 1995)  . . . . . . . . . .          430,503                   430,503
Equipment and leasehold improvements, at  . . . . . . .
   depreciated cost . . . . . . . . . . . . . . . . . .        3,184,723                 2,828,932
Other investments . . . . . . . . . . . . . . . . . . .          256,319                   711,609
Net cash surrender value of life insurance  . . . . . .              ---                 1,816,471
Deferred income taxes . . . . . . . . . . . . . . . . .        3,081,000                 2,892,000
Other assets  . . . . . . . . . . . . . . . . . . . . .        2,919,612                 2,492,805
                                                            ------------              ------------
                                                            $111,403,029              $110,457,474
                                                            ============              ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable to banks . . . . . . . . . . . . . . .     $ 42,750,000              $ 29,500,000
   Payable to brokers and dealers . . . . . . . . . . .       14,824,933                18,165,571
   Payable to customers . . . . . . . . . . . . . . . .       12,583,032                14,070,912
   Securities sold, not yet purchased . . . . . . . . .          566,095                   530,748
   Employee compensation payable  . . . . . . . . . . .        6,257,807                12,964,140
   Income taxes payable . . . . . . . . . . . . . . . .          259,083                   452,587
   Other accounts payable and accrued liabilities . . .        4,663,364                 3,762,123
   Capital lease obligation . . . . . . . . . . . . . .        1,085,206                 1,226,623
                                                            ------------              ------------
                                                              82,989,520                80,672,704

Contingencies - See note
Stockholders' equity:
   Common stock, $.10 par value 10,000,000
   shares authorized,  2,891,558 issued . . . . . . . .          289,156                   289,156
Capital in excess of par value  . . . . . . . . . . . .        3,676,635                 3,687,348
Retained earnings . . . . . . . . . . . . . . . . . . .       26,835,430                26,803,153
                                                            ------------              ------------
                                                              30,801,221                30,779,657
                                                            ------------              ------------

Less treasury stock, at cost (258,025 shares
at March 29, 1996 and 80,116 at
September 29, 1995) . . . . . . . . . . . . . . . . . .       (2,387,712)                ( 994,887)
                                                            ------------              ------------
                                                              28,413,509                29,784,770
                                                            ------------              ------------
                                                            $111,403,029              $110,457,474
                                                            ============              ============

Note: The balance sheet at September 29, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)




                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                              MARCH 29,           MARCH 31,        MARCH 29,             MARCH 31,
                                                                1996                1995              1996                 1995
                                                           ------------         -----------       -----------          -----------
REVENUES:
       Commissions  . . . . . . . . . . . . . . . . . . .  $ 11,051,925         $ 7,775,398       $20,771,876          $15,182,206
       Principal transactions   . . . . . . . . . . . . .     1,123,049           1,445,078         2,138,815            2,261,371
       Investment banking   . . . . . . . . . . . . . . .     2,420,177           2,285,732         4,722,058            4,718,132
       Interest   . . . . . . . . . . . . . . . . . . . .     1,854,992           1,597,162         3,730,793            3,026,460
       Insurance commissions  . . . . . . . . . . . . . .       680,018             595,154         1,320,354            1,329,700
       Other  . . . . . . . . . . . . . . . . . . . . . .     1,333,959             945,474         2,787,831            2,174,784
                                                           ------------         -----------       -----------          -----------
           TOTAL REVENUES . . . . . . . . . . . . . . . .    18,464,120          14,643,998        35,471,727           28,692,653
                                                           ------------         -----------       -----------          -----------

EXPENSES:
       Employee compensation and benefits   . . . . . . .    11,204,051           7,134,070        20,582,257           14,904,981
       Floor brokerage, exchange, clearance and other
                   fees   . . . . . . . . . . . . . . . .     1,271,037           1,273,368         2,514,383            2,393,339
       Communications   . . . . . . . . . . . . . . . . .       267,889             288,315           579,876              574,350
       Interest   . . . . . . . . . . . . . . . . . . . .       797,103             827,892         1,654,146            1,383,918
       Occupancy and equipment rental   . . . . . . . . .     1,315,969           1,140,453         2,599,846            2,156,934
       Taxes, other than income taxes   . . . . . . . . .       958,368             849,757         1,540,642            1,365,253
       Office supplies and expenses   . . . . . . . . . .     1,136,265             946,898         2,164,057            1,693,622
       Other operating expenses   . . . . . . . . . . . .     2,107,489           2,326,965         3,794,240            3,867,303
                                                           ------------         -----------       -----------          -----------
           TOTAL EXPENSES   . . . . . . . . . . . . . . .    19,058,171          14,787,718        35,429,447           28,339,700
                                                           ------------         -----------       -----------          -----------

Income (loss) before income taxes . . . . . . . . . . . .      (594,051)           (143,720)           42,280              352,953
Provision (credit) for income taxes . . . . . . . . . . .       210,000             105,000           (10,000)             (25,000)
                                                           ------------         -----------       -----------          -----------
           NET INCOME (LOSS)  . . . . . . . . . . . . . .  $   (384,051)        $   (38,720)      $    32,280          $   327,953
                                                           ============         ===========       ===========          ===========

Net income (loss) per share . . . . . . . . . . . . . . .  $       (.14)        $      (.02)      $       .01          $       .11

Average number of common and common equivalent
shares outstanding for income (loss) per share  . . . . .     2,662,015           2,851,427         2,708,427            2,889,549

Cash dividends per share  . . . . . . . . . . . . . . . .           ---         $       .06               ---          $       .12


See notes to condensed consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS

                                                                                        SIX MONTHS ENDED
                                                                                        ----------------
                                                                                  MARCH 29,              MARCH 31,
                                                                                   1996                     1995
                                                                              -------------            -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     32,280              $    327,953
Noncash items included in Net Income:
         Depreciation and amortization  . . . . . . . . . . . . . . . . .         422,059                   189,855
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .        (189,000)                 (402,000)
         Loss (gain) on sale of fixed assets  . . . . . . . . . . . . . .              83                    (3,323)
         Gain on sale on investment account securities  . . . . . . . . .             ---                  (261,013)
                                                                             ------------              ------------
                                                                                  265,422                  (148,528)
                                                                             ------------              ------------
 (Increase) decrease in operating receivables:
         Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (5,214,743)                3,296,410
         Brokers and dealers  . . . . . . . . . . . . . . . . . . . . . .       2,185,130                (1,299,547)
         Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . .         422,147                    41,011
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         549,972                   481,680
Increase (decrease) in operating payables:
         Customers  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,487,880)                5,454,582
         Brokers and dealers  . . . . . . . . . . . . . . . . . . . . . .      (3,340,638)                2,133,700
         Employee compensation  . . . . . . . . . . . . . . . . . . . . .      (6,706,333)                 (961,182)
         Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .        (193,504)                  140,414
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         901,241                   427,141
(Increase) decrease in:
         Securities inventory . . . . . . . . . . . . . . . . . . . . . .        (191,843)               (5,047,787)
         Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .       1,389,664                  (558,500)
Increase (decrease) in:
         Securities sold, not yet purchased   . . . . . . . . . . . . . .
                                                                                   35,347                   (44,861)
                                                                             ------------              ------------
                                                                              (11,651,440)                4,063,061
                                                                             ------------              ------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES  . . . . . . . . . . . .     (11,386,018)                3,914,533
                                                                             ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Increase (decrease) in short-term borrowings . . . . . . . . . .      13,250,000                (1,000,000)
         Payments on capital lease obligation . . . . . . . . . . . . . .        (141,417)                 (150,000)
         Employee stock transactions  . . . . . . . . . . . . . . . . . .          17,609                   301,768
         Repurchases of common stock  . . . . . . . . . . . . . . . . . .      (1,421,150)               (1,249,372)
         Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . .             ---                  (343,041)
                                                                             ------------              ------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES  . . . . . . . . . . . .      11,705,042                (2,440,645)
                                                                             ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Proceeds from sale of investment account securities  . . . . . .             ---                   704,125
         Net payments for equipment and leasehold improvements  . . . . .        (777,933)                 (243,141)
         Purchases, advances and other activity in other
         investments - net  . . . . . . . . . . . . . . . . . . . . . . .         455,290                   (38,344)
                                                                             ------------              ------------

CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES  . . . . . . . . . . . .
                                                                                 (322,643)                  422,640
                                                                             ------------              ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . .          (3,619)                1,896,528
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . .       2,995,513                 2,612,487
                                                                             ------------              ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . .    $  2,991,894              $  4,509,015
                                                                             ============              ============

Income tax payments . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    392,554              $    152,585
Interest payments . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,609,718              $  1,219,348

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                       MARCH 29, 1996 AND MARCH 31, 1995


SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts and operations of First of Michigan Capital Corporation and its subsidiary companies (the Company) including First of Michigan Corporation, a registered securities broker-dealer and a member organization of the New York Stock Exchange, Inc., after elimination of all significant intercompany accounts and transactions.

Securities owned and securities sold, not yet purchased, are valued at market and unrealized gains and losses are reflected in revenues.

Investment account securities are carried at the lower of cost or market. Certain other investments are accounted for on the equity method. The Company's equity in such operations was not material in amount during the periods ended March 29, 1996 and March 31, 1995.

Net income per share is computed on the basis of the weighted average number of common shares outstanding, assuming dilutive stock options were exercised at the beginning of the quarter or at the date of issuance, if later, with applicable proceeds used to acquire additional treasury shares at the average market price for the period.


INCOME TAXES

The provision (credit) for income taxes consisted of the following:

                                                                   SIX MONTHS ENDED
                                                                   ----------------
                                                 MARCH 29, 1996                     MARCH 31, 1995
                                                 --------------                     --------------
                                           FEDERAL     STATE & LOCAL          FEDERAL        STATE & LOCAL
                                           -------     -------------          -------        -------------
Current . . . . . . . . . . . . . . .    $ 189,000     $  10,000             $  415,000        $  12,000
Deferred  . . . . . . . . . . . . . .     (179,000)      (10,000)              (393,000)          (9,000)
                                         ---------     ---------             ----------        ---------
     Total  . . . . . . . . . . . . .    $  10,000     $     ---             $   22,000        $   3,000
                                        ==========     =========             ==========        =========

Deferred income taxes principally arise from deferred compensation expense.



CONTINGENCIES

In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at March 29, 1996 and subsequently settled, had no material effect on the financial statements as of that date.

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

Under this method, the Corporation is required to maintain minimum net capital, as defined, equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rules also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5 percent of aggregate debits. At March 29, 1996 First of Michigan Corporation's net capital of $16,776,433 was 20 percent of aggregate debit balances, and was $15,047,805 in excess of the 2 percent minimum net capital required and $12,454,862 in excess of the 5 percent dividend restriction.


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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second quarter fiscal 1996 compared to second quarter fiscal 1995.

GENERAL

First of Michigan Capital Corporation's principal subsidiary is First of Michigan Corporation, a member of the New York Stock Exchange and Michigan's largest full-service securities firm. Founded more than 60 years ago, First of Michigan Corporation specializes in a wide range of financial services that include investment products such as stocks, bonds, unit trusts and mutual funds; investment services such as retirement plans, money management, underwriting and trading and investment banking. First of Michigan offers these services through its 546 employees located in 32 offices throughout Michigan, as well as an office at 100 Wall Street, New York.

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

On March 18, 1996, the Company announced the appointment of Kenneth C. Eich as President and Chief Executive Officer. Mr. Eich is a former Executive Vice President and Chief Financial Officer of Oppenheimer Management Corporation, Denver, Co., a leading sales force distributor and advisor of mutual funds with more than $47 billion in assets under management.

The Company is focused exclusively on growing its business in the state of Michigan and on significantly improving its financial results.

RESULTS OF OPERATIONS

Total revenues increased 26% for the quarter and 24% for the six month period. Overall, retail trading volume continues to outpace both the prior year periods. The largest dollar increase for both the three month and six month periods was from commission revenues on listed and over-the-counter equities as well as increased revenues from mutual fund transactions. Revenues from principal transactions decreased primarily in the area of municipal bond trading as recent interest fluctuations have had a negative impact on prices. Investment banking revenues showed a modest net increase due to an increase in revenues from equity underwritings which was partially offset by a decrease in fees received from underwriting syndications as well as financial consulting engagements. Interest income has increased due to increased customer margin loan balances coupled with the increase in short-term rates. Insurance commissions were unchanged for the six month period, but have increased during the quarter as the increase in interest rates was attracting investors to fixed rate annuities again. Other income increased primarily due to additional service fees received for money management as well as distribution, administrative and advisory fees for certain money market funds. New account openings and assets under management have continued to grow.

Total expenses increased 29% for the quarter and 25% for the six months. The largest expense category, employee compensation and benefits, increased in conjunction with the increase in commission revenues. Included in compensation expense for both the quarter and six month period was an accrual of approximately one million dollars for certain one-time expenses, resulting from a realignment of the Company's operations and management structure, as discussed below. Communications expenses have decreased for the quarter due to a change in long distance telephone carriers as well as a rate reduction through contract re-negotiation. Interest expense for the six month period increased because of increased borrowings to support the increase in customer margin loan balances as well as increased activity in the area of stock loans. Occupancy and equipment rental costs increased due to new office openings, expansions and relocations as well as increased costs associated with a new broker-workstation network. Taxes, other than income taxes, increased due to the payroll taxes associated with the increase in compensation expense as well as an increase in the Michigan Single Business Tax associated with the increase in revenues and related payroll costs. Other expense increases occured in the areas of legal, recruiting fees, postage and statement processing costs and sales promotion.

Due to certain one-time expenses resulting from a realignment of the Company's operations and management structure in the second quarter, net income was reduced by approximately $600,000 or $.22 per share, for both the three month and six month periods ended March 29, 1996. Exclusive of the costs associated with these changes, net income would have been $215,949 or $.08 per share for the quarter and $632,280 or $.23 per share for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities showed a net increase due to an increase in customer receivables as well as a decrease in employee compensation payable. The largest uses of cash for operating activities was to purchase securities inventories as well as pay down balances on stock loaned to other brokers. Due to the nature of the Company's business, the changes in operating asset and liability account balances relative to net income for any particular accounting period can be quite large and, therefore, are not very useful indicators of long-term trends in the Company's use of cash for operations. Cash provided by financing activities consisted of an increase in bank loans outstanding which was partially offset by the Company's repurchases of its common stock. At March 29, 1996, approximately 88% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset was its receivable from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers were substantially financed by equity capital and short-term borrowings under established lines of credit with several banking institutions. A total of $112,000,000 in approved lines of credit was available to the Company at March 29, 1996, of which $42,750,000 was outstanding.

Under separate agreements, First of Michigan Capital Corporation had available short-term lines of credit on an unsecured basis, aggregating $8,000,000. There were no borrowings against these lines of credit at March 29, 1996.

The Company is subject to the net capital requirements of the Securities and Exchange Commissions and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At March 29, 1996, the Company's net capital of $16,776,433 exceeded the minimum requirement by $15,047,805.

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

OUTLOOK

The Company is refocusing exclusively on growing its business in the state of Michigan and on significantly improving its financial results. Significant cost reductions have occured resulting from the realignment of the Company's management structure.

The Company has experienced increased costs as a result of additional space leased at the corporate offices as well as increased costs associated with its newly enhanced computer systems that have been installed throughout the entire branch network. While these increased expenses initially have a negative impact on earnings, management believes that the tools provided to the Company's Investment Executives, as well as increased marketing efforts, will result in superior client service and ultimately will have a positive impact on the Company's profitability.

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)     The following exhibits are included herein:

                 (11)  Statement Re Computation of Per Share Earnings

                 (19)  Resignation of Chief Executive Officer

                 (27)  Financial Data Schedule

         (b)     Reports on Form 8-K:

                 On March 21, 1996, the Company filed a report on Form 8-K containing a press release dated March 18, 1996, announcing the appointment of Kenneth C. Eich as President and Chief Executive Officer. There were no financial statements filed with this form 8-K and the only exhibit filed with this form 8-K was a copy of the March 18, 1996 press release.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     FIRST OF MICHIGAN CAPITAL CORPORATION



May 10, 1996                          /s/ Kenneth C. Eich
                                      -------------------------------
                                      KENNETH C. EICH - PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER



May 10, 1996                          /s/ Conrad W. Koski
                                      ------------------------------------------
                                      CONRAD W. KOSKI
                                      EXECUTIVE VICE PRESIDENT & TREASURER
                                      (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                Exhibit Index




Exhibit No.                            Description
- -----------                            -----------

    11                          Statement Re Computation of Per Share Earnings

    19                          Resignation of Chief Executive Officer

    27                          Financial Data Schedule