Form 10-Q
period 1996-06-28
FIRST OF MICHIGAN CAPITAL CORP
filed 1996-08-09
CIK 36781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended JUNE 28, 1996.

[  ]   Transaction report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the transition period from __________ to
       __________.


Commission file number:   1-7467

                     FIRST OF MICHIGAN CAPITAL CORPORATION
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     13-2780197
_________________________________       _______________________________________
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

 100 RENAISSANCE CENTER/26TH FLOOR
       DETROIT, MICHIGAN                                    48243
___________________________________        ___________________________________
(Address of principal executive offices)                 (Zip Code)


                               (313) 259-2600
______________________________________________________________________________
    (Registrant's telephone number, including area code)

                                NOT APPLICABLE
______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.10 Par Value - 2,633,533 shares as of August 6, 1996





                                      10-Q

                                     INDEX



                     FIRST OF MICHIGAN CAPITAL CORPORATION




PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - June 28, 1996 and September 29, 1995

         Condensed consolidated statements of income - Three months ended June 28, 1996 and June 30, 1995 and nine months ended June 28, 1996 and June 30, 1995

         Consolidated statements of cash flows - Nine months ended June 28, 1996 and June 30, 1995

         Notes to condensed consolidated financial statements -  June 28, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURES

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                       JUNE 28             SEPTEMBER 29
                                                         1996                  1995
                                                    --------------         ------------
ASSETS
Cash and cash equivalents ........................  $    1,907,175        $    2,995,513
Receivable from brokers and dealers ..............       4,024,733             4,527,882
Receivable from customers ........................      77,636,606            79,368,761
Notes receivable from employees ..................       1,761,816             2,126,096
Other accounts receivable ........................         962,201             1,879,608
Refundable income taxes                                  1,954,000                   ---
Securities owned .................................       5,227,912             8,387,294
Memberships in exchanges, at cost (market value-
 $1,225,000 at June 28, 1996 and
 $856,000 at September 29, 1995) .................         420,453               430,503
Equipment and leasehold improvements, at
 depreciated cost ................................       3,034,047             2,828,932
Other investments ................................         263,759               711,609
Net cash surrender value of life insurance .......             ---             1,816,471
Deferred income taxes ............................         938,000             2,892,000
Other assets .....................................       2,661,127             2,492,805
                                                    --------------        --------------
                                                    $  100,791,829        $  110,457,474
                                                    ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Notes payable to banks ..........................  $   30,000,000        $   29,500,000
 Payable to brokers and dealers ..................      16,854,758            18,165,571
 Payable to customers ............................      10,812,865            14,070,912
 Securities sold, not yet purchased ..............         642,514               530,748
 Employee compensation payable ...................       6,884,845            12,964,140
 Income taxes payable ............................         620,187               452,587
 Other accounts payable and accrued liabilities ..       4,632,294             3,762,123
 Capital lease obligation ........................       1,013,283             1,226,623
                                                    --------------        --------------
                                                        71,460,746            80,672,704

Contingencies - See note
Stockholders' equity:
 Common stock, $.10 par value 10,000,000
 shares authorized,  2,891,558 issued ............         289,156               289,156
Capital in excess of par value ...................       3,676,635             3,687,348
                                                    --------------        --------------
Retained earnings ................................      27,841,454            26,803,153
                                                    --------------        --------------
                                                        31,807,245            30,779,657

Less treasury stock, at cost ( 258,025 shares
 at June 28, 1996 and 80,116 at
 September 29, 1995 ) ............................      (2,476,162)             (994,887)
                                                    --------------        --------------
                                                        29,331,083            29,784,770
                                                    --------------        --------------
                                                    $  100,791,829        $  110,457,474
                                                    ==============        ==============


Note: The balance sheet at September 29, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED

                                                                 JUNE 28            JUNE 30           JUNE 28           JUNE 30
                                                                   1996              1995              1996               1995
                                                              --------------   ---------------   ---------------   ---------------
REVENUES:
    Commissions.........................................      $  11,549,592    $   9,038,531     $  32,321,468      $  24,220,737
    Principal transactions..............................          1,562,511        1,189,237         3,701,326          3,450,608
    Investment banking..................................          2,461,755        1,929,145         7,183,813          6,647,277
    Interest............................................          1,660,880        1,598,303         5,391,673          4,624,763
    Insurance commissions...............................            824,821          627,993         2,145,175          1,957,693
    Other...............................................          1,268,368        1,265,146         4,056,199          3,439,930
                                                              --------------   ---------------   --------------    ---------------
            TOTAL REVENUES..............................         19,327,927       15,648,355        54,799,654         44,341,008
                                                              --------------   ---------------   --------------    ---------------
EXPENSES:
    Employee compensation and benefits..................         10,573,788        8,614,283        31,156,045         23,519,264
    Floor brokerage, exchange, clearance and
        other fees......................................          1,092,231        1,214,997         3,606,614          3,608,336
    Communications......................................            248,210          300,189           828,086            874,539
    Interest............................................            635,850          796,977         2,289,996          2,180,895
    Occupancy and equipment rental......................          1,315,026        1,268,890         3,914,872          3,425,824
    Taxes, other than income taxes......................            801,059          728,310         2,341,701          2,093,563
    Office supplies and expenses........................            963,410          950,033         3,127,467          2,643,655
    Other operating expenses............................          2,142,331        2,244,052         5,936,571          6,111,355
                                                              --------------   ---------------   --------------    ---------------
            TOTAL EXPENSES..............................         17,771,905       16,117,731        53,201,352         44,457,431
                                                              --------------   ---------------   --------------    ---------------

Income (loss) before income taxes.......................          1,556,022         (469,376)        1,598,302           (116,423)
Provision (credit) for income taxes.....................            550,000         (240,000)          560,000           (215,000)
                                                              --------------   ---------------   --------------    ---------------
                NET INCOME (LOSS).......................      $   1,006,022    $    (229,376)     $  1,038,302     $       98,577
                                                              ==============   ===============   ==============    ===============
Net income (loss) per share.............................              $ .38           $ (.08)           $  .39             $  .03

Average number of common and common
equivalent shares outstanding for income (loss)
per share...............................................          2,638,659        2,824,321         2,685,155          2,867,971

Cash dividends per share................................             ---              $  .06            ---                $  .18

See notes to condensed consolidated financial statements.

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                                   -------------------------
                                                                    JUNE 28          JUNE 30
                                                                      1996            1995
                                                                   ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income.....................................................   $1,038,302     $    98,577
Noncash items included in Net Income:
  Depreciation and amortization................................      653,522         313,173
  Deferred income taxes........................................    1,954,000        (300,000)
  Refundable  income taxes.....................................   (1,954,000)            ---
  Gain on sale of fixed assets.................................          (17)         (3,523)
  Gain on sale on investment assount securities................          ---        (261,013)
                                                                  ----------      ----------
                                                                   1,691,807        (152,786)
                                                                  ----------      ----------
(Increase) decrease in operating receivable
  Customers....................................................    1,732,155       1,623,426
  Brokers and dealers..........................................      503,149      (4,497,707)
  Employees....................................................      364,280         191,743
  Other........................................................      917,407         354,742
Increase (decrease) in operating payables:
  Customers....................................................   (3,258,047)        914,875
  Brokers and dealers..........................................   (1,310,813)      2,949,500
  Employee Compensation........................................   (6,079,295)       (297,057)
  Income taxes.................................................      167,600        (172,913)
  Other........................................................      870,171       1,166,058
(Increase) decrease in:
  Securities inventory.........................................    3,159,382      (8,204,172)
  Other assets.................................................    1,658,199        (503,237)
Increase in:
  Securities sold, not yet purchased...........................      111,766         105,958
                                                                  ----------      ----------
                                                                  (1,164,046)     (6,368,784)
                                                                  ----------      ----------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                     527,761      (6,521,570)
                                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in short-term borrowings............................      500,000       8,000,000
  Payments on capital lease obligation.........................     (213,340)       (225,000)
  Employee stock transactions..................................       17,611         301,768
  Repurchases of common stock..................................   (1,509,600)     (1,249,372)
  Dividends paid...............................................           --        (464,961)
                                                                  ----------      ----------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                  (1,205,329)      6,362,435
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of investment account secutirites.........           --         704,125
  Net payments for equipment and leasehold improvements........     (858,620)       (482,146)
  Purchases, advances and other activity in other
  investments - net............................................      447,850         (24,584)
                                                                 ------------    ------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                    (410,770)        197,395
                                                                 ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS..........................   (1,088,338)         38,260
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................    2,995,513       2,612,487
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................  $ 1,907,175    $  2,650,747
                                                                 ============    ============
Income tax payments...........................................   $   392,450    $    174,923
interest payments..............................................  $ 2,319,693    $  2,035,360

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                        JUNE 28, 1996 AND JUNE 30, 1995


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

Investment account securities are carried at the lower of cost or market. Certain other investments are accounted for on the equity method. The Company's equity in such operations was not material in amount during the periods ended June 28, 1996 and June 30, 1995.

Net income per share is computed on the basis of the weighted average number of common shares outstanding, assuming dilutive stock options were exercised at the beginning of the quarter or at the date of issuance, if later, with applicable proceeds used to acquire additional treasury shares at the average market price for the period.


INCOME TAXES

The provision (credit) for income taxes consisted of the following:



                                            NINE MONTHS ENDED

                                JUNE 28, 1996                 JUNE 30, 1995
                                -------------                 -------------

                           FEDERAL    STATE & LOCAL     FEDERAL    STATE & LOCAL
                           -------    -------------    --------    -------------
Current ..............  $(1,450,000)   $   50,000     $  75,000      $ (10,000)
Deferred .............    1,985,000       (25,000)     (280,000)          ---
                          ---------     ---------      --------        -------
     Total ...........  $   535,000    $   25,000     $(205,000)     $ (10,000)
                         ==========     =========      ========      =========

Deferred income taxes for the nine months ended June 28, 1996 arise principally from the payout of deferred compensation.



CONTINGENCIES

In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at June 28, 1996 and subsequently settled, had no material effect on the financial statements as of that date.

As is the case with many firms in the securities industry, First of Michigan Corporation is a defendant or co-defendant in a number of lawsuits or arbitrations alleging damages, which are ordinary and routine litigation and arbitration, incidental to the securities and investment banking business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. Some of the proceedings relate to public underwritings of securities in which First of Michigan Corporation participated as a member of the underwriting syndicate.

In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted because any such effects depends on future results of operations and the amount and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position of the Company.


CAPITAL REQUIREMENTS

First of Michigan Corporation is subject to the uniform net capital rule (Rule 15c3-1) of the Securities and Exchange Commission and the capital rules of the New York Stock Exchange, Inc., of which it is a member, and elects to compute its net capital requirements in accordance with the alternative method.

Under this method, the Corporation is required to maintain minimum net capital, as defined, equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rules also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5 percent of aggregate debits. At June 28, 1996 First of Michigan Corporation's net capital of $16,866,910 was 21 percent of aggregate debit balances, and was $15,229,877 in excess of the 2 percent minimum net capital required and $12,774,327 in excess of the 5 percent dividend restriction.


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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third quarter fiscal 1996 compared to third quarter fiscal 1995.

GENERAL

First of Michigan Capital Corporation's principal subsidiary is First of Michigan Corporation, a member of the New York Stock Exchange and Michigan's largest full-service securities firm. Founded more than 60 years ago, First of Michigan Corporation specializes in a wide range of financial services that include investment products such as stocks, bonds, unit trusts and mutual funds; investment services such as retirement plans, money management, underwriting and trading and investment banking. First of Michigan offers these services through its 548 employees located in 32 offices throughout Michigan, as well as an office at 100 Wall Street, New York.

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


RESULTS OF OPERATIONS

Total revenues increased 23% for both the three month and nine month periods. Overall, retail trading volume continues to outpace both the prior year periods. The largest dollar increase for both the three month and nine month periods was from commission revenues which includes revenues from listed and over-the-counter equity transactions as well as increased revenues from mutual fund transactions. Revenues from principal transactions increased primarily in the area of secondary trading of corporate bonds. This increase is partially offset by a slight decrease in municipal bond trading, both of which have been impacted by recent fluctuations in short-term interest rates. Investment banking revenues increased in the area of equity underwritings and syndication management fees, which were partially offset by a decrease in municipal underwritings revenues as well as fees received from financial consulting engagements. Interest income has increased due to increased customer margin loan balances which is partially offset by slightly lower short-term rates. Insurance commissions increased primarily in the area of fixed rate annuities. Other revenues have increased primarily due to additional service fees received for the distribution, adminstrative and advisory services performed for certain money market funds. New account openings and assets under management have continued to grow.

Total expenses increased 10% for the three months and 20% for the nine months ended June 28, 1996. The largest expense category, employee compensation and benefits, increased in conjunction with the increase in commission revenues. Included in compensation expense for the nine month period is a charge of approximately one million dollars for certain one-time expenses, resulting from a realignment of the Company's operations and management structure, as discussed below. Expenses associated with floor brokerage and clearance has decreased as the Company utilizes more efficient means for order execution and trade clearance. Communications expenses have decreased for the quarter due to a change in long distance telephone carriers as well as a rate reduction through contract re-negotiation. Interest expense for the three month period decreased due to slightly lower rates. Occupancy and equipment rental costs increased for the nine months due to new office openings and relocations as well as increased costs associated with a new broker-workstation network. Taxes, other than income taxes, increased due to the payroll taxes associated with the increase in compensation expense as well as an increase in the Michigan Single Business Tax associated with the increase in revenues and related payroll costs. Other expense remained essentially unchanged.

As previously mentioned, due to the one million dollar charge resulting from a realignment of the Company's operations and management structure in the second quarter, net income was reduced by approximately $600,000 or $.22 per share, for the nine month period. Exclusive of these costs, net income would have been $1,638,302 or $.61 per share for the nine months ended June 28, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities showed a modest net increase for the nine month period. The largest sources of cash resulted from net income, a reduction in the level of securities owned for resale as well as $1.3 million in proceeds received from the surrender of the remaining company owned life insurance policies. The greatest uses of cash resulted from a net reduction in both customer and broker payables as well as a reduction in employee compensation payable. Due to the nature of the Company's business, the changes in operating asset and liability account balances for any particular accounting period can be quite large and, therefore, are not very useful indicators of long-term trends in the Company's cash uses for operations. Cash used for financing and investing activities also showed modest increases due to the Company's repurchase of some of its common stock as well as purchases of equipment and leasehold improvements. These amounts were partially offset by an increase in short-term bank borrowings as well as other firm investments.
At June 28, 1996, approximately 89% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivable from its customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by equity capital, short-term borrowings under established lines of credit with several banking institutions as well as from stock loan activities. A total of $112,000,000 in approved lines of credit was available to the Company at June 28, 1996, of which $30,000,000 was outstanding.

Under separate agreements, First of Michigan Capital Corporation had available short-term lines of credit on an unsecured basis, aggregating $8,000,000. There were no borrowings against these lines of credit at June 28, 1996.

The Company is subject to the net capital requirements of the Securities and Exchange Commission and the New York Stock Exchange which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At June 28, 1996, the Company's net capital of $16,866,910 exceeded the minimum requirement by $15,229,877.

Management believes that funds provided by net cash earnings combined with the liquidity of its assets, its existing capital base and its available lines of credit are fully adequate to meet the Company's financing needs for the forseeable future.

The Company does not engage in any derivative trading that would result in any additional off-balance sheet risk.

CONTINGENT MATTERS

First of Michigan Corporation is the subject of claims made in several civil actions arising out of its business as a broker-dealer and as an investment banker. The company provides for costs related to contingencies when a loss is probable and the amount is reasonable determinable. While these actions in the aggregate seek substantial amounts, management believes that their disposition will not have a material adverse effect on the financial position of the Company. However, depending on the amount and timing of a potential unfavorable resolution to a contingency, it is possible that the Company's future results of operations or cash flows could be materially adversely affected in that quarter.


OUTLOOK

The Company is focusing on growing its business in the state of Michigan and on generating a reasonable level of profitability. Recruiting efforts for experienced investment executives is continuing as well as the development of new financial products and services. Significant cost reductions have occurred resulting from a realignment of the Company's operations and management structure. The Company is monitoring the level of all expenses closely and making adjustments wherever beneficial savings can be achieved. While the net income for the three months ended June 28, 1996 was favorable, no assurance can be made that future earnings will be indicative of the current period.

PART II. OTHER INFORMATION



Item 5.  Other Information

                On June 14, 1996, Joseph M. Mengden tendered his registration as a Director of the Company. His resignation was accepted by the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    The following exhibits are included herein:

                (11)  Statement Re Computation of Per Share Earnings

                (27)  Financial Data Schedule

         (b)    Reports on Form 8-K:

                The Company did not file any reports on Form 8-K during the quarter ended June 28, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           FIRST OF MICHIGAN CAPITAL CORPORATION




August 9, 1996             /s/ Kenneth C. Eich
                           -----------------------------------------------
                           KENNETH C. EICH - PRESIDENT AND
                           CHIEF EXECUTIVE OFFICER



August 9, 1996             /s/ Conrad W. Koski
                           -----------------------------------------------
                           CONRAD W. KOSKI
                           EXECUTIVE VICE PRESIDENT & TREASURER
                           (PRINCIPAL FINANCIAL & ACCOUNTING OFFICER)

                                                           SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                          DESCRIPTION                     PAGE
- -------                         -----------                ------------
 11             Computations of per Share Earnings

 27             Financial Data Schedule
