Form 10-K
period 1996-09-27
FIRST OF MICHIGAN CAPITAL CORP
filed 1996-12-23
CIK 36781

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                _____________

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSACTION PERIOD FROM ______________

                        COMMISSION FILE NUMBER 1-7467
                    _____________________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of the shares of Common Stock owned by persons other than directors, executive officers, and persons or groups known to the Registrant to own over 10% of its outstanding Common Stock (none of which persons or groups are hereby acknowledged to be affiliates) was $10,589,191 on December 6, 1996 and represented 1,264,381 shares. 2,613,533 shares of Common Stock, par value $.10 per share, were outstanding as of December 11, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information in the definitive proxy statement to be used in connection with the Annual Meeting of Stockholders to be held in 1997 has been incorporated herein by reference in Part III hereof.

                                   PART I

ITEM 1. BUSINESS.

     General. Registrant was incorporated on May 13, 1974 and is a holding company, the principal subsidiary of which is First of Michigan Corporation ("FoM"), founded in 1933.

     FoM is a securities broker-dealer and investment banker, and engages in brokerage of listed securities and principal and agency transactions in unlisted securities and the underwriting and distribution of securities. Securities dealt in include equity and debt securities of industrial and financial companies and institutions, mutual funds, and securities of states, municipalities, and other governmental entities, including hospital, industrial development, and pollution control bonds. FoM is a member of the New York Stock Exchange, Inc. (the "NYSE"), other stock and option exchanges, and the National Association of Securities Dealers, Inc. (the "NASD").

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

     FoM trades as principal in the over-the-counter market, and it acts as both principal and agent to facilitate the execution of customers' orders. FoM "makes a market" in various securities of interest to its customers through buying, selling, and maintaining an inventory of these securities. FoM also buys corporate and municipal bonds for its own account in the secondary market, maintains an inventory, and resells from that inventory to other dealers and to institutional and retail customers.

     At September 27, 1996, FoM maintained current accounts for approximately 175,000 customers -- that is, customers for whom at least one transaction had been effected or for whom securities or money were being held during the previous 24 months. Also, as of September 27, 1996, money or securities were being held, or a transaction had been effected since August 30, 1996, for approximately 84,000 customers.

     FoM is registered as a broker-dealer in all of the fifty states, except Nebraska, and maintains offices in 34 locations in two states. Thirty-three of its 34 offices are in Michigan.

     Cranbrook Capital Management, Inc. ("CCM"), a subsidiary of Registrant organized in 1994, is registered as an investment adviser under the Investment Advisers Act of 1940. CCM acts as investment adviser to the Cranbrook Money Market Fund and Cranbrook Treasury Fund, both series of Cranbrook Funds, a registered investment company. At September 27, 1996, $481 million in Cranbrook Funds assets were under management by CCM. First of Michigan Insurance Agency, Inc., another subsidiary of Registrant, is licensed to act as a general life insurance agent and thus to sell life insurance. Registrant's other subsidiaries, FoM Advisers, Inc., First of Michigan Leasing, Inc., First of Michigan Commodities, Inc., First of Michigan Real Estate, Inc., and First of Michigan Venture Capital Associates, Inc. have not engaged in significant activity in recent years.

     Each business area of Registrant uses, for the most part, the same facilities on an integrated basis, with the result that it is not possible to identify or make meaningful estimates of the cost and expenses applicable to and relative profitability of each business area. In fiscal 1996, consolidated revenues were $71,707,443. (See below for information concerning the contribution to revenues of various areas of business.) No material part of Registrant's business is dependent on a single customer or a very few customers. Currently customers are served by 279 investment executives, and there are an aggregate of 273 other full-time employees.

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

     Violations of the provisions of the Securities Act of 1933, the Securities Exchange Act of 1934, or the regulatory provisions of the agencies or authorities having jurisdiction over FoM could subject it to disciplinary proceedings, including temporary or permanent suspension from the conduct of its business or civil or criminal liability. Any such proceedings could have serious adverse effects upon all phases of its business. Violations of the NASD rules of fair practice or other rules including those of exchanges may result in disciplinary proceedings, fines, or expulsion from membership.

     As an investment adviser, CCM is subject to extensive regulation under the securities laws, including the Investment Advisers Act and certain provisions of the Investment Company Act of 1940. Activities of other subsidiaries of the Registrant also are subject to varying degrees of government regulation.

     Revenues. Registrant and its subsidiaries provide several classes of service, which utilize the same facilities, distribution, accounting, and service personnel. The following table sets forth, for the five years ended September 27, 1996, the sources of the Registrant's revenues by dollars and percentage amounts:

                           REVENUES BY SOURCE (1)
                    FIRST OF MICHIGAN CAPITAL CORPORATION
                              Fiscal Year Ended



                             ----------------------------------------------------------------------
                               September 27, 1996      September 29, 1995      September 30, 1994
                             Amount           %      Amount           %      Amount           %
                             ------       ---------  ------       ---------  ------       ---------
Commissions:
 Listed Securities           $18,328,613    25.6     $16,682,979       26.5  $16,871,142       27.6
 Over the Counter             10,428,813    14.5       7,723,565       12.3    9,123,817       14.9
 Mutual Funds                 13,215,758    18.4       9,810,436       15.6   11,510,489       18.8
                             -----------  ------     -----------  ---------  -----------  ---------
                              41,973,184    58.5      34,216,980       54.4   37,505,448       61.3
                             -----------  ------     -----------  ---------  -----------  ---------
Principal Transactions (2):
 Municipal Securities          1,558,054     2.2       1,637,277        2.6      919,278        1.5
 Corporate Securities          3,270,813     4.5       3,161,722        5.0    2,830,881        4.6
                             -----------  ------     -----------  ---------  -----------  ---------
                               4,828,867     6.7       4,798,999        7.6    3,750,159        6.1
                             -----------  ------     -----------  ---------  -----------  ---------
Investment Banking (3):
 Municipal Securities          1,796,847     2.5       2,067,402        3.3    1,878,932        3.1
 Corporate Securities          6,768,186     9.4       6,353,141       10.1    6,344,106       10.4
 Miscellaneous Fees            1,067,674     1.5       1,664,322        2.6      643,409        1.0
                             -----------  ------     -----------  ---------  -----------  ---------
                               9,632,707    13.4      10,084,865       16.0    8,866,447       14.5
                             -----------  ------     -----------  ---------  -----------  ---------
Interest:
 Securities Owned and
 Other                           745,408     1.0         604,345        1.0      431,109         .7
 Margin Balances               6,253,747     8.8       5,665,573        9.0    4,094,432        6.7
                             -----------  ------     -----------  ---------  -----------  ---------
                               6,999,155     9.8       6,269,918       10.0    4,525,541        7.4
                             -----------  ------     -----------  ---------  -----------  ---------
Insurance Commissions          3,006,757     4.2       2,758,840        4.4    3,338,579        5.5
 Other Revenues (4)            5,266,773     7.4       4,735,312        7.6    3,210,344        5.2
                             -----------  ------     -----------  ---------  -----------  ---------
 Total Revenues              $71,707,443   100.0     $62,864,914      100.0  $61,196,518      100.0
                             ===========  ======     ===========  =========  ===========  =========





                             -------------------------------------------------
                               September 24, 1993      September 25, 1992
                             Amount           %      Amount              %
                             ------       ---------  ------          ---------
Commissions:
 Listed Securities           $17,230,266       27.4     $16,144,393       27.0
 Over the Counter              8,018,282       12.7       6,973,320       11.6
 Mutual Funds                 11,684,055       18.5      10,452,539       17.5
                             -----------  ---------  --------------  ---------
                              36,932,603       58.6      33,570,252       56.1
                             -----------  ---------  --------------  ---------
Principal Transactions (2):
 Municipal Securities          1,123,465        1.8       1,171,574        2.0
 Corporate Securities          3,198,075        5.1       3,047,583        5.1
                             -----------  ---------  --------------  ---------
                               4,321,540        6.9       4,219,157        7.1
                             -----------  ---------  --------------  ---------
Investment Banking (3):
 Municipal Securities          2,637,377        4.2       1,971,343        3.3
 Corporate Securities          8,069,965       12.8       9,721,757       16.2
 Miscellaneous Fees            1,353,736        2.1       1,239,175        2.1
                             -----------  ---------  --------------  ---------
                              12,061,078       19.1      12,932,275       21.6
                             -----------  ---------  --------------  ---------
Interest:
 Securities Owned and
 Other                           481,556         .8         549,362         .9
 Margin Balances               2,606,866        4.1       2,357,050        3.9
                             -----------  ---------  --------------  ---------
                               3,088,422        4.9       2,906,412        4.8
                             -----------  ---------  --------------  ---------
Insurance Commissions          3,090,235        4.9       2,411,316        4.0
 Other Revenues (4)            3,535,704        5.6       3,839,591        6.4
                             -----------  ---------  --------------  ---------
 Total Revenues              $63,029,582      100.0     $59,879,003      100.0
                             ===========  =========  ==============  =========


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

     (4) Other Revenues includes fees for cash management accounts, advisory, distribution and administrative fees for money market funds, etc.

ITEM 2. PROPERTIES.

     All offices of Registrant and its subsidiaries are located in leased premises. Aggregate space leased for all offices totals 138,000 square feet at an annual rental of $2,016,854 at November 29, 1996. The longest lease expires on October 23, 2005. The lease on the Company's principal executive office expires on August 31, 1997 and,due to space needs of the new owner of the building, will not be renewed. Alternative space suitable for that office is available on reasonable terms at several other Detroit office complexes and the Company expects to relocate to one of them later in the year. The Company's other offices are suitable and provide adequate space for their intended purposes.

     FoM leases office, communication, and other equipment at an annual rent of approximately $388,625 at November 29, 1996. All present equipment leases have remaining terms of four years or less.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides information, as of December 11, 1996, concerning the age and office(s) with the Registrant and its principal subsidiary, FoM, of each Executive Officer of the Registrant. Information concerning the business background of each Executive Officer listed is provided after the table, in each case based on data furnished by such Executive Officer. All Executive Officers' terms of office as such extend until the next Annual Meeting of Stockholders of the Registrant and until their successors shall be elected and qualified. There are no family relationships among the Executive Officers nor any such relationship of any Executive Officer to any Director.


                                                                Position
           Name              Age       Office                   Held Since
           ----              ---       ------                   ----------


Conrad W. Koski              51        President and            1996
                                       Chief Executive
                                       Officer of
                                       Registrant and
                                       FoM

Charles M. Grimley           40        Senior Vice-             1996
                                       President,
                                       Treasurer, and
                                       Chief Financial
                                       Officer of
                                       Registrant and FoM

Charles R. Roberts           44        Senior Vice-             1994
                                       President of
                                       Registrant and
                                       FoM

Lenore P. Denys              46        Senior Vice-             1984
                                       President
                                       and Secretary of
                                       Registrant and FoM


     Mr. Koski became President and Chief Executive Officer of Registrant and FoM in November 1996, after serving as Executive Vice-President, Treasurer, and Chief Financial Officer of both for over five years.

     Mr. Grimley became a Senior Vice-President of Registrant and succeeded Mr. Koski as Treasurer and Chief Financial Officer of Registrant and FoM in December 1996. He became a Senior Vice-President of FoM in the preceding month, during which he also held the position of Controller of FoM. Prior to that, Mr. Grimley held the position of Financial Vice President and Manager of Accounting of FoM, beginning in February 1991. He originally joined FoM in May 1985.

     Mr. Roberts became a Senior Vice-President of Registrant and FoM in December 1994 after joining FoM as Director of Sales and Branches in July 1994. Since March of 1996, Mr. Roberts has been responsible for all sales recruiting activity at FoM. From September 1993 until leaving to join FoM, he held a
comparable position with another broker-dealer, Roney & Co.   Mr. Roberts also
has
     served as a regional director for the brokerage firm Stifel, Nicolaus & Company, Inc., from December 1992 to September 1993, and in various capacities with PaineWebber, Inc., including as an investment executive, a regional insurance coordinator, and (most recently) a branch manager, beginning in August 1979.

     Ms. Denys has served Registrant and FoM in the capacities reported above for over five years.

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.


     The only outstanding class of equity security of Registrant is its Common Stock, $0.10 par value (the "Common Stock"). Shares of Common Stock are listed for trading on the Chicago Stock Exchange (the "CSE") and at December 11, 1996 were held of record by 598 persons. The information required by this item concerning dividends paid on the Common Stock and trading prices for such stock on the CSE is provided in Note K to the Consolidated Financial Statements included herein under Item 8.


ITEM 6.   SELECTED FINANCIAL DATA.


FOR THE FISCAL YEARS                             1996               1995         1994          1993         1992
                                                 ----               ----         ----          ----         ----
Revenue.................................      $ 71,707,443      $62,864,914  $ 61,196,518  $63,029,582  $59,879,003
Net Income..............................         1,763,716          108,067     1,042,893    3,400,467    4,704,952
Net Income Per Common and
 Common Equivalent Share*...............              $.66             $.04          $.35        $1.16        $1.64
Cash Dividends Per Common Share*........               .00              .18           .16          .36         1.05
Average Number of Common and
 Common Equivalent Shares Outstanding...         2,672,477        2,855,460     2,952,969    2,936,217    2,864,901

AT YEAR END

Total Assets                                  $101,553,351     $110,457,474  $103,767,953  $86,506,328  $67,958,688
Stockholders' Equity Per Common Share               $11.34           $10.59        $10.80       $10.63        $9.80


*Amounts adjusted to reflect the 10% stock dividend declared in December 1993.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


1996 Compared to 1995

     For fiscal 1996, total revenues increased $8.8 million or 14% and net income increased $1.7 million or 1532% over fiscal 1995. During the quarter ended March 29, 1996, the Registrant underwent a realignment of the operations and management structure including the appointment of a new President/CEO. As a result of the realignment, the Registrant incurred a reduction in net income of $.6 million or $.22 per share in the second quarter, primarily due to severance compensation agreements. Essentially all of the Registrant's net income for fiscal 1996 was earned in the last six months of the year.

     Commissions, the largest revenue category, rose $7.8 million or 23% due to a favorable market for all of fiscal 1996 fueled by low interest rates and low inflation. Commission revenues from mutual fund transactions grew $3.4 million or 35%. Commission revenues from over-the-counter equity transactions increased $2.8 million or 35%, and revenues from listed equity transactions increased $1.6 million or 10%, as investors were seeking higher yield alternatives to money market funds and bank savings accounts.

     Interest income increased $.7 million or 12%, primarily due to higher average margin account borrowings by customers throughout the entire year. The average rate charged on margin accounts declined slightly from fiscal 1995. Insurance commissions increased $.2 million or 9% due to increased sales of annuity products. Other revenues increased $.5 million or 11% primarily due to advisory fees received by Cranbrook Capital Management ("CCM"), an investment adviser subsidiary of the Registrant. CCM was appointed as Investment Advisor to Cranbrook Funds, a registered investment company, in March 1995, and thus received advisory fees for only seven months of fiscal 1995. As a part of the realignment in the second quarter, management decided to redirect the efforts of CCM away from individual money management and focus on its advisory activities for Cranbrook Funds, consisting of the Cranbrook Money Market Fund and the Cranbrook Treasury Fund. The combined net assets of both funds is approximately $500 million. FoM is the Administrator and Distributor for Cranbrook Funds.

     Total expenses increased $6.5 million or 10% over the previous fiscal year. The largest expense category, employee compensation and benefits, increased $5.4 million or 15% in conjunction with the increase in revenues. Included in compensation expense is the one-time charge of $1.0 million ($.6 million of net income or $.22 per share) due to the realignment in the second quarter previously discussed. Also included in compensation is the final amortization of certain employee retention agreements, amounting to $.7 million, relating to an aborted merger agreement with Comerica Incorporated in March 1993 (see note F to the Consolidated Financial Statements). FoM is continuing to aggressively recruit experienced investment executives and in certain instances will incur upfront costs upon hiring as well as additional commission expenses to new hires. Other increases in compensation were due to the enhancement of the Registrant's 401(k) plan matching contribution policy, as well as an increase in certain discretionary bonus programs associated with the level of pre-tax earnings.

     Communications costs decreased $.1 million or 9% due to a change in long distance telephone carriers as well as a rate reduction through contract re-negotiation. Occupancy and equipment rental costs have increased $.6 million or 14% due to new office openings and relocations as well as increased usage costs associated with the broker-workstation network. Due to the recent purchase by General Motors of the building in which Registrant's headquarters is located, its lease expiring on August 31, 1997 will not be renewed. Registrant is reviewing alternative buildings in the Detroit area and will be moving to a new location approximately August 1997.

     Office supplies and expenses increased $.4 million or 11% due to continued improvements to the customer statement and, due to increased trade volume, higher charges from the service bureau providing back-office processing and accounting to FoM. Increased usage of employment agencies also contributed to the increase. Taxes, other than income taxes, were up $.2 million or 7% due to the additional payroll taxes associated with the increase in employee compensation discussed above.

     Other expense increases included legal, continuing education for investment executives, subscriptions, and advertising. The provision for income taxes rose $.7 million or 242% due entirely to the associated increase in pre-tax earnings.

     In November 1996, Kenneth C. Eich resigned as President/CEO for personal reasons and was succeeded by Conrad W. Koski. Mr. Koski is a twenty-three year veteran with FoM and most recently held the positions of Executive Vice-President and Treasurer of the Registrant and FoM. In December

1996, Charles M. Grimley was appointed as Senior Vice-President of the Registrant (a position he already held with FoM) and as Treasurer and Chief Financial Officer of the Registrant and FoM. Mr. Grimley has eighteen years experience in the investment industry and has been with FoM for twelve years, most recently as Senior Vice-President and Controller of FoM.

1995 Compared to 1994

     For fiscal 1995, total revenues rose 3% and net income declined 90%. This was due somewhat to slight changes in the revenue mix but was primarily due to higher expenses, resulting mainly from Registrant's investments in technology, office facilities, and new investment executives and support personnel needed to help Registrant grow its business and compete effectively in the Great Lakes region.

     Total revenues for the year increased by $1.7 million or 3%. Revenues from commissions were down $3.3 million or 9%, with the first two quarters of fiscal 1995 showing a decrease of over $5.2 million, or 26%, and the last two quarters increasing by almost $2.0 million, a gain of 12%. Agency stock commissions were down $1.5 million or 6% for the year, and commissions from mutual fund transactions decreased $1.7 million or 15%. Registrant's results from retail commissions were typical of what happened in the securities industry for the period October 1994 to September 1995 -- to be specific, revenues declined into Registrant's third quarter, with growth then beginning. Revenues from principal transactions increased by $1.0 million or 28%, with trading revenues in the fixed income area, both taxable and non-taxable, accounting for 84% ($.9 million) of the increase as a result of increased emphasis in this area. In addition, profits earned during the formation of the highly successful First of Michigan Financial Institution's Trust, Series I and II, contributed to the increase. Offsetting those increases was a decline in over-the-counter trading revenues.

     Investment banking revenues increased $1.2 million or 14%. As previously mentioned, FoM originated and sold $30.5 million of the First of Michigan Financial Institution's Trust, Series I and Series II. These two Series contributed $1.5 million in revenues during fiscal 1995. The fixed income area recorded a $.6 million increase over the prior year. In addition, fee-based revenues from corporate finance activities increased $1 million over fiscal 1994. Offsetting all of these increases in the investment banking area was a $1.9 million decline in revenues from equity underwritings as a result of a decline in syndicate underwriting participations. Higher interest rates during the first nine months of fiscal 1995 contributed to the overall reduction of underwriting activity during that period. With rates starting to decrease during the last quarter of fiscal 1995, an increase in underwriting activity did occur.

     Interest income grew to $6.2 million in fiscal 1995 from $4.5 million in fiscal 1994, an increase of 38%. Average margin account borrowings, which are Registrant's principal source of interest revenues, increased by approximately $7.5 million or 12%. Due to increases in short term rates, higher rates charged to clients with margin accounts also contributed to the increase. Insurance commission revenues decreased $.6 million or 17% due to commission reductions in the areas of life insurance and variable rate annuities. Other income increased $1.5 million or 48%, with Registrant's new investment advisory subsidiary, CCM, contributing $.7 million. Income contributed by CCM consisted of $.6 million attributable to advisory fees received from the Cranbrook Money Market and Treasury Funds, which CCM began advising in March 1995, and $.1 million related to fees received from other investment advisory services. The remaining increase in other income was due to increased money market distribution fees, increased solicitation fees received by FoM, and gains on the sale of certain investment account securities.

     Expenses increased $2.7 million or 5%. Employee compensation and benefits increased $4 million or 13%, with salary increases accounting for $2.2 million (54%) of the increase. Salary expense increased because of planned additions in support areas such as information systems, compliance, human resources, fixed income, and branch sales management, as well as certain first year salary guarantees to certain new administrative and sales support executives which ended during fiscal 1995. Payouts to investment executives increased $.7 million or 4% because of slightly higher bonus incentive programs for higher producing investment executives and increased payouts due to the hiring of additional investment executives. In addition, with the settlement of the lawsuit with Comerica Incorporated in August 1994 (see Note F to the Consolidated Financial Statements), the amortization of certain employee retention agreements, amounting to $1.3 million, has been included in employee compensation and benefits for fiscal 1995. In prior years, the merger termination expenses included legal costs as well as the amortization of certain employee retention agreements and were shown as a separate line item on Registrant's income statement. Also contributing to the increase in employee compensation and benefits were increased salaries at CCM, which began operation at the beginning of fiscal 1995. Offsetting these increases was a decline of $.5 million in certain discretionary bonus programs associated with the level of pre-tax earnings.

     Floor brokerage, exchange, clearance, and other fees declined $1.1 million or 19% as a result of reduced payouts ($.8 million) to fully disclosed brokers because of a decrease in revenues generated by those brokers. Also contributing to the decrease was a reduction in fees paid clearing brokers ($.3 million) because of reduced agency business and a redirection of certain agency equity business to other more cost efficient executing brokers.

     Interest expense increased $1.3 million or 75%. An increase in the average (month-end) borrowing rate accounted for approximately $1 million of that increase; the remainder was due to an increase in bank borrowings to support the increase in average margin debits discussed above. Taxes, other than income taxes, were up $.3 million or 10% as a result of an increase in payroll taxes associated with the previously described increase in employee compensation. Communications expense increased $.2 million or 20% due to increased telephone usage particularly in the home office because of additional personnel, an increase in conference call usage, and a refund from a provider recorded in fiscal 1994. Occupancy and equipment rental increased $1.0 million or 20%, with 71% of the increase ($.7 million) attributable to FoM's conversion, which began in October 1994, to a new quotation and information system, as well as increases in the number of quotation machines and in the service features provided for the use of investment executives. Rental increases, due to additional space leased in the headquarters office and branch office lease renewals, accounted for approximately $.3 million (25%) of the increase. Office supplies and expense increased $.8 million or 28% due to a combination of factors, including higher paper prices, significant revisions and additions to FoM's standard communication items, major improvements to the client statement, an increase in the number of statements mailed, and the 10% postage rate increase which took effect in January 1995. Also contributing to the increase were higher charges from the service bureau providing back-office processing and accounting to FoM because of higher trade count and increased services provided to FoM clients such as mutual fund networking, dividend reinvestment, and more detailed year-end reporting information. Increased usage of employment agencies also contributed to the increase.

     Other expenses decreased $.3 million or 4% because of lower consulting, legal, and insurance costs. Partially offsetting those decreases were increases in sales promotion costs. Included in the provision for income taxes is approximately $.3 million related to the surrender of certain whole life insurance policies insuring the lives of certain officers and naming Registrant as the beneficiary. The proceeds to Registrant from this surrender amounted to approximately $5.7 million.

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

Liquidity and Capital Funds

     Registrant maintains a highly liquid position at all times with most of its assets consisting of receivables from customers (collateralized by readily marketable securities) and brokers (essentially collectible on demand against delivery of securities). A significant amount of leverage is inherent in carrying these assets.

     Registrant's assets are principally financed by capital funds, short-term bank loans, and payables to customers and brokers. At September 27, 1996, FoM had available lines of credit on a secured basis with five banks aggregating $122 million. FoM had borrowed $18.5 million against these lines of credit at September 27, 1996.

     Under separate agreements, Registrant had available short-term lines of credit with two banks on an unsecured basis, aggregating $8 million. There were no borrowings against these lines of credit at September 27, 1996.

     Certain minimum amounts of capital must be maintained to satisfy regulatory requirements applicable to FoM. These requirements include the uniform net capital rule, designed to assure a measure of financial integrity and liquidity of registered broker-dealers and provide minimum acceptable levels of net capital to satisfy commitments to customers. Unless the defined minimum capital is maintained, FoM would be prohibited from paying dividends to the parent company. At September 27, 1996, FoM was in compliance with the uniform net capital rule and had net capital of more than eleven times the minimum required.

     Management believes that funds provided by net cash earnings combined with the liquidity of its assets, its existing capital base, and its available lines of credit, are fully adequate to meet Registrant's financing needs for the foreseeable future.

     Registrant does not engage in any derivative trading that would result in any additional off-balance sheet risk.

Contingent Matters

     FoM is the subject of claims made in several civil actions and arbitration proceedings arising out of its business as a broker-dealer and as an investment banker. Registrant provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While these actions in the aggregate seek substantial amounts, management believes that their disposition will not have a material adverse effect on the financial position of Registrant. However, depending on the amount and timing of a potential unfavorable resolution to a contingency, it is possible that Registrant's future results of operations or cash flows could be materially adversely affected for the relevant reporting period (see Note E to the Consolidated Financial Statements).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         [begins on next page]

                      [LETTERHEAD OF ERNST & YOUNG LLP]

                        Report of Independent Auditors


Stockholders and Board of Directors
First of Michigan Capital Corporation

     We have audited the accompanying consolidated balance sheets of First of Michigan Capital Corporation and subsidiaries as of September 27, 1996 and September 29, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended September 27, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and related schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First of Michigan Capital Corporation and subsidiaries at September 27, 1996 and September 29, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                /s/ Ernst & Young LLP


November 1, 1996

                    FIRST OF MICHIGAN CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME



                                                                      YEAR ENDED
                                                         -------------------------------------
                                                          Sept. 27,    Sept. 29,    Sept. 30,
                                                            1996         1995         1994
                                                         -----------  -----------  -----------
REVENUES
 Commissions ..........................................  $41,973,184  $34,216,980  $37,505,448
 Principal transactions ...............................    4,828,867    4,798,999    3,750,159
 Investment banking ...................................    9,632,707   10,084,865    8,866,447
 Interest .............................................    6,999,155    6,269,918    4,525,541
 Insurance commissions ................................    3,006,757    2,758,840    3,338,579
 Other ................................................    5,266,773    4,735,312    3,210,344
                                                         -----------  -----------  -----------
                                                          71,707,443   62,864,914   61,196,518

EXPENSES
 Employee compensation and benefits ...................   40,675,689   35,255,683   31,206,024
 Floor brokerage, exchange, clearance and other fees ..    4,742,590    4,834,407    5,938,459
 Communications .......................................    1,069,435    1,180,344      983,186
 Interest .............................................    2,891,359    3,001,553    1,719,427
 Occupancy and equipment rental .......................    5,181,635    4,552,852    3,589,656
 Taxes, other than income taxes .......................    2,977,994    2,776,992    2,522,564
 Office supplies and expenses .........................    4,007,242    3,620,573    2,829,787
 Merger related expenses ..............................           --           --    3,385,590
 Other operating expenses .............................    7,422,783    7,249,443    7,553,932
                                                         -----------  -----------  -----------
                                                          68,968,727   62,471,847   59,728,625
                                                         -----------  -----------  -----------
 Income before income taxes ...........................    2,738,716      393,067    1,467,893
 Provision for income taxes ...........................      975,000      285,000      425,000
                                                         -----------  -----------  -----------
 NET INCOME ...........................................  $ 1,763,716  $   108,067  $ 1,042,893
                                                         ===========  ===========  ===========

 Net income per share .................................        $0.66        $0.04        $0.35
                                                         ===========  ===========  ===========
 Cash dividends per share .............................        $0.00        $0.18        $0.16
                                                         ===========  ===========  ===========
 Average number of common and
  common equivalent shares
  outstanding for income per
  share ...............................................    2,672,477    2,855,460    2,952,969



See notes to consolidated financial statements.

                    FIRST OF MICHIGAN CAPITAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS



                                                                                       YEAR ENDED
                                                                               --------------------------
                                                                                 SEPT. 27,     SEPT. 29,
                                                                                   1996          1995
                                                                               ------------  ------------

ASSETS
  Cash and cash equivalents .................................................  $  4,413,970  $  2,995,513
  Receivable from brokers and dealers .......................................     2,779,493     4,527,882
  Receivable from customers .................................................    76,358,815    79,368,761
  Notes receivable from employees ...........................................     2,008,716     2,126,096
  Income taxes receivable ...................................................     1,072,972            --
  Other accounts receivable .................................................     1,114,085     1,879,608
  Securities owned ..........................................................     6,574,071     8,387,294
  Memberships in exchanges, at cost
     (market value - $1,212,000 in 1996 and $856,000 in 1995) ...............       420,453       430,503
  Equipment and leasehold improvements, at depreciated cost .................     3,063,704     2,828,932
  Other investments .........................................................       230,331       711,609
  Net cash surrender value of life insurance ................................            --     1,816,471
  Deferred income taxes .....................................................       826,000     2,892,000
  Other assets ..............................................................     2,690,741     2,492,805
                                                                               ------------  ------------
                                                                               $101,553,351  $110,457,474
                                                                               ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Notes payable to banks ....................................................  $ 18,500,000  $ 29,500,000
  Payable to brokers and dealers ............................................    31,630,491    18,165,571
  Payable to customers ......................................................     9,410,879    14,070,912
  Securities sold, not yet purchased ........................................       363,666       530,748
  Employee compensation payable .............................................     7,346,850    12,964,140
  Income taxes payable ......................................................        42,159       452,587
  Other accounts payable and accrued liabilities ............................     3,466,958     3,762,123
  Capital lease obligation ..................................................       940,539     1,226,623
                                                                               ------------  ------------
                                                                                 71,701,542    80,672,704
Commitments and contingencies - See notes E  & F.

STOCKHOLDERS' EQUITY:

  Serial preferred stock, $.10 par value, 500,000
     shares authorized and unissued
  Common stock, $0.10 par value, 10,000,000 shares authorized,
   2,891,558 issued .........................................................       289,156       289,156
  Capital in excess of par value ............................................     3,676,635     3,687,348
  Retained earnings .........................................................    28,362,180    26,803,153
                                                                               ------------  ------------
                                                                                 32,327,971    30,779,657
  Less treasury stock, at cost (258,025 shares in 1996 and 80,116 in 1995) ..    (2,476,162)     (994,887)
                                                                               ------------  ------------
  Total Stockholders' Equity ................................................    29,851,809    29,784,770
                                                                               ------------  ------------
                                                                               $101,553,351  $110,457,474
                                                                               ============  ============

See notes to consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            YEAR ENDED
                                                              ---------------------------------------
                                                                 SEPT. 27,    SEPT. 29,     SEPT. 30,
                                                                  1996          1995         1994
                                                              ------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................  $  1,763,716  $   108,067  $  1,042,893
 Noncash items included in net income:
    Depreciation and amortization ..........................       788,906      666,889       314,638
    Deferred income taxes ..................................     2,066,000     (351,000)     (281,000)
    Loss (gain) on sale of fixed assets ....................         6,502       (2,963)         (499)
    Other ..................................................         8,625     (332,375)      (38,880)
                                                              ------------  -----------  ------------
                                                                 4,633,749       88,618     1,037,152
 (Increase) decrease in operating receivables:
    Brokers and dealers ....................................     1,748,389   (1,854,300)      193,760
    Customers ..............................................     3,009,946   (5,832,456)  (16,709,935)
    Employees ..............................................       117,380      152,577     1,360,145
    Other ..................................................      (307,449)    (123,397)       12,521
 Increase (decrease) in operating payables:
    Brokers and dealers ....................................    13,464,920    1,797,244     6,559,493
    Customers ..............................................    (4,660,033)   1,385,436    (4,205,493)
    Employee compensation ..................................    (5,617,290)     628,862    (1,090,171)
    Income taxes ...........................................      (410,428)     326,409       (20,962)
    Other ..................................................      (295,165)     877,577       794,166
 (Increase) decrease in:
    Securities inventory ...................................     1,813,223   (3,730,308)    1,196,797
    Other ..................................................     1,423,896    5,240,804    (1,659,999)
 Increase (decrease) in:
    Securities sold, not yet purchased .....................      (167,082)     212,493      (231,664)
                                                              ------------  -----------  ------------
                                                                10,120,307     (919,059)  (13,801,342)
                                                              ------------  -----------  ------------
 CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES ..........    14,754,056     (830,441)  (12,764,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in short-term borrowings ..........   (11,000,000)   3,250,000    14,250,000
 Proceeds from employee stock transactions .................        17,612      306,533       419,167
 Payments for repurchases of common stock ..................    (1,509,600)  (1,249,372)     (625,475)
 Dividends paid ............................................            --     (680,351)   (1,130,329)
                                                              ------------  -----------  ------------
 CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES ..........   (12,491,988)   1,626,810    12,913,363

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of investment account securities ....            --           --       712,319
    Net payments for equipment and leasehold improvements ..    (1,316,264)  (1,168,996)     (514,423)
    Purchases, advances and other activity in
     other investments-net .................................       472,653      755,653       (11,510)
                                                              ------------  -----------  ------------
 CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES ..........      (843,611)    (413,343)      186,386
                                                              ------------  -----------  ------------
 Increase in cash and cash equivalents .....................     1,418,457      383,026       335,559
 Cash and cash equivalents at beginning of year ............     2,995,513    2,612,487     2,276,928
                                                              ------------  -----------  ------------
 Cash and cash equivalents at end of year ..................  $  4,413,970   $2,995,513  $  2,612,487
                                                              ============  ===========  ============


See notes to consolidated financial statements.

                    FIRST OF MICHIGAN CAPITAL CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                              COMMON STOCK ISSUED
                                             ----------------------    CAPITAL
                                               NUMBER    AGGREGATE    IN EXCESS     RETAINED
                                             OF SHARES   PAR VALUE   OF PAR VALUE   EARNINGS
                                             ----------  ----------  ------------  -----------

Balances at September 24, 1993 ............   2,628,790    $262,879    $3,867,885  $26,621,660
  Net income ..............................          --          --            --    1,042,893
  Cash dividends declared .................          --          --            --     (462,029)
  Purchase of treasury shares .............          --          --            --           --
  Shares issued under stock option plans ..          --          --       (74,451)          --
  Stock dividend ..........................     262,768      26,277       (26,277)          --
                                             ----------  ----------  ------------  -----------
Balances at September 30, 1994 ............   2,891,558    $289,156    $3,767,157  $27,202,524
  Net income ..............................          --          --            --      108,067
  Cash dividends declared .................          --          --            --    (507,438)
  Purchase of treasury shares .............          --          --            --           --
  Shares issued under stock options plans .          --          --       (79,809)          --
                                             ----------  ----------  ------------  -----------
Balances at September 29, 1995 ............   2,891,558    $289,156    $3,687,348  $26,803,153
 Net income ...............................          --          --            --    1,763,716
 Purchase of treasury shares ..............          --          --            --           --
 Shares issued under stock option plans ...          --          --       (10,713)          --
 Pension plan charge ......................          --          --            --     (204,689)
                                             ----------  ----------  ------------  -----------
Balances at September 27, 1996 ............   2,891,558    $289,156    $3,676,635  $28,362,180
                                             ==========  ==========  ============  ===========



                                                 TREASURY STOCK
                                             -----------------------      TOTAL
                                               NUMBER OF              STOCKHOLDERS'
                                               SHARES        COST        EQUITY
                                             -----------------------  -------------
Balances at September 24, 1993 ............         --   $        --    $30,752,424
 Net income ...............................         --            --      1,042,893
 Cash dividends declared ..................         --            --       (462,029)
 Purchase of treasury shares ..............    (46,579)     (625,475)      (625,475)
 Shares issued under stock option plans ...     36,905       493,618        419,167
 Stock dividend ...........................         --            --             --
                                             ---------  ------------  -------------
Balances at September 30, 1994 ............     (9,674)     (131,857)   $31,126,980
 Net income ...............................         --            --        108,067
 Cash dividends declared ..................         --            --       (507,438)
 Purchase of treasury shares ..............    (98,222)   (1,249,372)    (1,249,372)
 Shares issued under stock options plans ..     27,780       386,342        306,533
                                             ---------  ------------  -------------
Balances at September 29, 1995 ............    (80,116)  $  (994,887)   $29,784,770
Net income ................................         --            --      1,763,716
Purchase of treasury shares ...............   (179,969)   (1,509,600)    (1,509,600)
Shares issued under stock option plans ....      2,060        28,325         17,612
Pension plan charge .......................         --            --       (204,689)
                                             ---------  ------------  -------------
Balances at September 27, 1996 ............   (258,025)  $(2,476,162)   $29,851,809
                                             =========  ============  =============



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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about amounts in the financial statements and accompanying notes. Actual results could differ.

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

     The Company monitors the credit standing of each broker-dealer and customer that it conducts business with. In addition, the Company monitors the market value of collateral held and the market value of securities receivable from others. It is the Company's policy to request and obtain additional collateral when exposure to loss exists. The value of securities owned by customers and held as collateral for these receivables is not included in the balance sheet. Payable to customers includes free credit balances of $6,425,163 at September 27, 1996 and $7,557,132 at September 29, 1995. Interest paid on stock loan transactions approximated $889,000, $862,000 and $455,000 for the years ended September 27, 1996, September 29, 1995 and September 30, 1994, respectively.

     In June of 1996, the Financial Accounting Standards Board issued Statement 125, "Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement, which becomes effective in two parts on January 1, 1997 and January 1, 1998, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The impact of the adoption of this statement has not yet been determined by management.



                                                     YEAR ENDED
                                              ------------------------
                                              SEPT. 27,      SEPT. 29,
                                                 1996         1995
                                              -----------  -----------
Receivable from brokers and dealers:
  Securities failed-to-deliver .............   $  877,133   $  233,145
  Deposits on securities borrowed ..........    1,887,360    4,280,000
  Other ....................................       15,000       14,737
                                              -----------  -----------
                                               $2,779,493   $4,527,882
                                              ===========  ===========
Payable to brokers and dealers:
  Securities failed-to-receive .............  $    62,642  $   364,409
  Deposits received for securities loaned ..   29,970,500   16,737,100
  Clearing organizations ...................    1,553,914      890,934
  Other ....................................       43,435      173,128
                                              -----------  -----------
                                              $31,630,491  $18,165,571
                                              ===========  ===========


NOTE C
SECURITIES OWNED

                                                     YEAR ENDED
                                              ------------------------
                                              SEPT. 27,    SEPT. 29,
Securities owned are as shown.                   1996         1995
                                              -----------  -----------
Municipal bonds ............................  $ 2,540,112  $ 2,743,784
Corporate stocks ...........................    1,395,721    1,761,686
Corporate obligations ......................    2,236,331    3,124,399
U.S. Government obligations ................      401,907      757,425
                                              -----------  -----------
                                              $ 6,574,071  $ 8,387,294
                                              ===========  ===========


NOTE D
BANK CREDIT ARRANGEMENTS


     First of Michigan Corporation has available lines of credit on a secured basis with five banks aggregating $122,000,000. The Corporation had borrowed $18,500,000 against these lines of credit at September 27, 1996. There were $29,500,000 in borrowings outstanding against these lines of credit at September 29, 1995. Interest is at the banks' broker call loan interest rate. The lines of credit may be withdrawn at the sole discretion of the banks.

     Under separate agreements, First of Michigan Capital Corporation has available short-term lines of credit on an unsecured basis, aggregating $8,000,000 with two banks. Interest is at the banks' broker call loan interest rate. First of Michigan Capital Corporation had no borrowings against these lines of credit at September 27, 1996 or at September 29, 1995.

     Interest paid for the years ended September 27, 1996, September 29, 1995 and September 30, 1994, exclusive of amounts for stock loaned referred to in Note B, was $2,079,000, $1,996,000, and $1,201,000, respectively. The weighted average interest rate paid for the fiscal year ended September 27, 1996 was 5.88% and for the fiscal year ended September 29, 1995 was 6.09%.

NOTE E
COMMITMENTS AND CONTINGENCIES

     As of September 27, 1996, First of Michigan Corporation pledged to a clearing corporation customer securities valued at approximately $3,500,000 which satisfied margin deposit requirements of $2,347,853 at that date.

     At September 27, 1996, the aggregate minimum rental commitments under noncancellable leases and contracts for office space and equipment, expiring 1997 through 2005, are as shown.

     Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Annual rental expense for office space and equipment was approximately $2,106,000 in 1996, $3,081,000 in 1995, and $2,400,000 in 1994.


RENTAL COMMITMENTS:                                CAPITAL    OPERATING
                                                   LEASES       LEASES
                                                  ----------  ----------
1997 ...........................................  $  336,000  $2,405,000
1998 ...........................................     336,000   1,456,000
1999 ...........................................     336,000   1,288,000
2000 ...........................................          --     707,000
2001 ...........................................          --     411,000
Thereafter .....................................          --     608,000
                                                  ----------  ----------
  Total minimum lease payments .................   1,008,000  $6,875,000
                                                              ==========
  Amounts representing interest ................      67,461
                                                  ----------
  Present value of net minimum lease payments ..  $  940,539
                                                  ==========


     In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at September 27, 1996 and subsequently settled had no material effect on the financial statements as of that date.

     As is the case with many firms in the securities industry, First of Michigan Corporation is a defendant or co-defendant in a number of lawsuits or arbitrations alleging damages, which are ordinary and routine litigation and arbitration, incidental to the securities and investment banking business. The Company is contesting the allegations of the complaints in these cases and believes there are meritorious defenses in each of them. Some of the proceedings relate to public underwritings of securities in which First of Michigan Corporation participated as a member of the underwriting syndicate.

     In view of the number and diversity of claims against the Company and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of the pending litigation and other claims will be. The Company provides for costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company's future results of operations cannot be predicted with certainty because such effects depend on future results of operations and timing of the resolution of such matters. While it is not possible to predict with certainty, management believes that the ultimate resolution of such matters will not have a material adverse effect on the consolidated financial position of the Company.

NOTE F
TERMINATION OF MERGER AND CORPORATE REALIGNMENT EXPENSES

     On January 10, 1993, the Company and Comerica Incorporated (Comerica) entered into an Agreement and Plan of Merger (Merger Agreement). The Company was notified on March 31, 1993 by Comerica that it was terminating the Merger Agreement. Under the Merger Agreement, the Company entered into a number of retention agreements with certain investment executives and branch managers which included up-front cash payments. The termination of the Merger Agreement entitled each investment executive to retain payments made to them.

     As a result of the termination of the Merger Agreement, the Company entered into additional retention agreements with certain investment executives which were being amortized ratably over 36 months. The agreements required the registered representatives to repay any unearned portion in the event of their separation prior to April 1996. The amortization of these agreements resulted in compensation expense of approximately $657,000 in 1996.

     Due to certain one-time expenses resulting from a realignment of the Company's operations and management structure, operating expenses include a realignment charge of $1,050,000, consisting principally of compensation, for the year ended September 27, 1996.

NOTE G
STOCK OPTIONS

     The Company has a Stock Option Plan for its employees under which the Company may grant options for up to 550,000 shares of common stock at a price not less than 85% of the market value of the common stock on the date of grant. All options granted through September 27, 1996 have prices equal to at least 100% of the market value at date of grant. Options become exercisable after 3 years but not later than 5 years from date of grant except options for 7,425 shares at $7.16 per share granted December 12, 1990 and options for 3,300 shares at $9.55 per share granted December 27, 1991, which become exercisable after 5 years but not later than 7 years from date of grant. Options for 8,000 shares were granted on March 16, 1995 at a price of $13.38, which become exercisable upon the attainment of specific performance objectives and which expire March 16, 2005.

     Options outstanding at September 27, 1996, of which 115,404 were exercisable, carried exercise prices ranging from $7.16 to $13.38 per share (weighted average of $10.05 per share) and 461,806 shares were available for future grants.

     The Company has a separate Stock Option Plan for its non-employee Directors under which the Company may grant options for up to 55,000 shares of common stock at a price equal to the market value of the common stock on the date of grant. Options become exercisable after 5 years but no later than 7 years from date of grant. Additional option information is shown.

     Options outstanding at September 27, 1996, of which 4,125 were exercisable, carried exercise prices ranging from $7.16 to $9.55 per share (weighted average of $8.05 per share) and 48,400 shares were available for future grants.

     Statement 123, "Accounting for Stock-Based Compensation," was issued by the Financial Accounting Standards Board and is effective for 1996 financial statements. The Company has elected not to adopt the recognition provisions of Statement 123, but will continue accounting for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by the new standard.

EMPLOYEE STOCK OPTION PLAN                        1996      1995      1994
                                             ---------  --------  --------
 Outstanding at beginning of fiscal year ..    384,029   384,040   265,012
  Granted (a) .............................         --    36,500   210,204
  Exercised (b) ...........................     (2,060)  (27,780)  (38,598)
  Canceled or expired .....................   (190,138)   (8,731)  (52,578)
                                             ---------  --------  --------
  Outstanding at end of fiscal year (c) ...    191,831   384,029   384,040
                                             =========  ========  ========





DIRECTORS STOCK OPTION PLAN                       1996      1995      1994
                                             ---------  --------  --------
 Outstanding at beginning of fiscal year ..      6,600     6,600     8,800
  Granted .................................         --        --        --
  Exercised ...............................         --        --        --
  Canceled or expired .....................         --        --    (2,200)
                                             ---------  --------  --------
  Outstanding at end of fiscal year .......      6,600     6,600     6,600
                                             =========  ========  ========


(a) Grant prices per share were $12.88, $13.38, $13.50 and $14.25 in 1995,
    $12.61, $13.38 and $16.72 in 1994.
(b) Weighted average price per share of $8.41 in 1996, $9.81 in 1995, and $10.04 in 1994.
(c) Includes 73,306 shares in 1995 and 103,078 shares in 1994, granted under a previous Stock Option Plan.

NOTE H
CAPITAL REQUIREMENTS

     The Corporation is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (rule 15c3-1), which requires the maintenance of minimum net capital. The Corporation has elected to use the alternative method, permitted by the rule, which requires that the Corporation maintain minimum net capital, as defined, equal to the greater of $1,000,000 or 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rule of the New York Stock Exchange, Inc., also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5 percent of aggregate debits.

     At September 27, 1996, the Corporation had net capital of $17,750,630, which was 22 percent of aggregate debit balances and $16,146,002 in excess of required net capital.

NOTE I
INCOME TAXES




The provision for income taxes consists of the following:
                                                                              YEAR ENDED
                                                                ------------  ----------  ---------
                                                                    SEPT 27,   SEPT. 29,  SEPT. 30,
                                                                        1996        1995  1994
                                                                ------------  ----------  ---------
Federal:
 Current .....................................................   $(1,141,000)  $ 611,000  $ 681,000
 Deferred (credit) ...........................................     2,066,000    (351,000)  (281,000)
                                                                ------------  ----------  ---------
                                                                     925,000     260,000    400,000
 State and local .............................................        50,000      25,000     25,000
                                                                ------------  ----------  ---------
                                                                 $   975,000   $ 285,000  $ 425,000
                                                                ============  ==========  =========


   A reconciliation of the total income tax provision and the amount computed by applying the statutory federal income tax rate of 34% to earnings before income taxes is as follows:



                                                                              YEAR ENDED
                                                                    --------  ----------  ---------
                                                                    SEPT 27,   SEPT. 29,  SEPT. 30,
                                                                    1996          1995      1994
                                                                    --------  ----------  ---------
Computed amounts .............................................      $931,000   $ 135,000   $499,000
Municipal interest income ....................................       (54,000)    (61,000)   (72,000)
Redemption of life insurance policies ........................        43,000     312,000         --
Other ........................................................         5,000    (126,000)   (27,000)
                                                                    --------   ---------   --------
Federal Income Tax Provision .................................      $925,000   $ 260,000   $400,000
                                                                    ========   =========   ========


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 27, 1996 and September 29, 1995 are as follows:


                                             SEPT. 27,  SEPT. 29,
                                                1996       1995
                                            ----------  ----------
Deferred tax liabilities:
Prepaid expenses .............              $   80,000  $   73,000
Lease payment accrual ........                  21,000      39,000
Depreciation .................                 148,000      78,000
Other - net ..................                  57,000      65,000
                                            ----------  ----------
Total deferred tax liabilities                 306,000     255,000

Deferred tax assets:
Deferred compensation ........                      --   1,954,000
Retirement benefits ..........                 791,000     743,000
Other - net ..................                 341,000     450,000
                                            ----------  ----------
Total deferred tax assets ....               1,132,000   3,147,000
                                            ----------  ----------
Net deferred tax assets ......              $  826,000  $2,892,000
                                            ==========  ==========



     Federal, state and local income taxes paid during the year approximated $392,000 in 1996, $176,000 in 1995, and $861,000 in 1994.

NOTE J - RETIREMENT PLANS

     The Company terminated its Employee Stock Option Plan and its Employee Profit Sharing Plan during the fiscal year ended September 27, 1996. The Company continues to sponsor a defined contribution "401(k)" plan covering substantially all full-time employees, to which the Company makes matching contributions, and an unfunded Supplemental Executive Retirement Program
(SERP), which is a non-qualified plan that provides certain current and former officers additional retirement benefits.

     The unfunded status for the SERP was as follows:


                                                    FISCAL YEAR ENDED
                                                  ----------------------
                                                  SEPT. 27,    SEPT. 29,
                                                    1996         1995
                                                  ----------  ----------
       Projected Benefit Obligation ............  $3,709,863  $3,169,569
       Accumulated Benefit Obligation ..........   3,564,089   3,101,747
       Minimum Liability .......................   3,564,089   3,101,747
       Unrecognized Net Transition Obligation ..     902,073     702,883
       Net Recorded Liability ..................   2,807,790   2,466,686


     The cost of the retirement plans, including the SERP plan expense of $476,315, $355,187, and $556,748, for the fiscal years ended in 1996, 1995 and
1994, respectively, consisted of the following components:


                                               FISCAL YEAR ENDED
                                               -----------------
                                     SEPT 27,       SEPT. 29,     SEPT. 30,
                                      1996           1995           1994
                                     --------       ---------     ---------

    Service Cost ................  $   90,500       $ 63,934       $139,187
    Interest Cost ...............     266,736        202,457        289,509
    Amortization ................     119,079         88,796        128,052
    Defined Contribution Plans ..     767,476        184,370        245,456
                                   ----------       --------       --------
    Total Costs .................  $1,243,791       $539,557       $802,204
                                   ==========       ========       ========


     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 5% at September 27, 1996 and 8% and 5% at September 29, 1995 and at September 30, 1994.

NOTE K
QUARTERLY INFORMATION (UNAUDITED)

     The table shown below sets forth the unaudited results of operations of the Company by quarter for 1996 and 1995. The information was prepared in conformity with generally accepted accounting principles. As such, it reflects all adjustments which were, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Due to certain one-time expenses resulting from a realignment of the Company's operations and management structure, operating expenses include a realignment charge of $1,050,000, consisting primarily of compensation, during the quarter ended March 29, 1996.


                                                          QUARTER ENDED
                                                     ------------------------
                                         DEC. 29,     MARCH 29,    JUNE 28,     SEPT. 27,
                                           1995         1996         1996         1996
                                        -----------  -----------  -----------  -----------
Revenues .............................  $17,007,607  $18,464,120  $19,327,927  $16,907,789
Expenses .............................   16,371,276   19,058,171   17,771,905   15,767,375
                                        -----------  -----------  -----------  -----------
Income (loss) before income taxes ....      636,331     (594,051)   1,556,022    1,140,414
Provision (credit) for income taxes ..      220,000     (210,000)     550,000      415,000
                                        -----------  -----------  -----------  -----------
Net income (loss) ....................     $416,331  $  (384,051)  $1,006,022     $725,414
                                        ===========  ===========  ===========  ===========

Net income (loss) per share ..........        $0.15       $(0.14)       $0.38        $0.27
                                        ===========  ============ ===========  ===========

Dividends per share ..................        $0.00        $0.00        $0.00        $0.00
                                        ===========  ===========  ===========  ===========

Stock price range:
High .................................        $9.50        $8.75        $8.25        $8.00
Low ..................................        $7.88        $7.88        $7.13        $7.50


                                                          QUARTER ENDED
                                        -----------  ------------------------  -----------
                                          DEC. 30,     MARCH 31,    JUNE 30,     SEPT. 29,
                                            1994         1995         1995         1995
                                        -----------  -----------  -----------  -----------
Revenues .............................  $14,048,655  $14,643,998  $15,648,355  $18,523,906
Expenses .............................   13,551,982   14,787,718   16,117,731   18,014,416
                                        -----------  -----------  -----------  -----------
Income (loss) before income taxes ....      496,673     (143,720)    (469,376)     509,490
Provision (credit) for income taxes ..      130,000     (105,000)    (240,000)     500,000
                                        -----------  -----------  -----------  -----------
Net income (loss) ....................     $366,673   $  (38,720)  $ (229,376)      $9,490
                                        ===========  ===========  ===========  ===========

Net income (loss) per share ..........        $0.13       $(0.02)      $(0.08)       $0.01
                                        ===========  ===========  ===========  ===========

Dividends per share ..................        $0.06        $0.06        $0.06        $0.00
                                        ===========  ===========  ===========  ===========

Stock price range:
High .................................       $14.25       $12.50       $11.13       $10.13
Low ..................................       $13.00       $10.50        $9.25        $8.88

         SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    FIRST OF MICHIGAN CAPITAL CORPORATION
                               (PARENT COMPANY)

                           CONDENSED BALANCE SHEETS


ASSETS                                      September 27, 1996  September 29, 1995
------                                      ------------------  ------------------
Cash                                               $       749         $     1,332
Receivable from affiliates (a)                         287,117             644,600
Prepaid expenses                                        35,765              37,500
Investments in subsidiaries, at equity (a)          38,385,108          36,096,071
Other Investments                                       82,479             128,251
Fixed Assets                                           900,000           1,200,000
                                                   -----------         -----------
                                                   $39,691,218         $38,107,754
                                                   ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to subsidiaries (a)                        $ 8,787,871         $ 6,847,454
Other Accounts Payable                                 111,000             248,907
Capital lease obligation                               940,539           1,226,623
                                                   -----------         -----------
                                                     9,839,410           8,322,984
                                                   -----------         -----------
Stockholders' equity:
Serial preferred stock--
  none issued
Common stock                                           289,156             289,156
Capital in excess of par value                       3,676,635           3,687,348
Retained earnings                                   28,362,179          26,803,153
                                                   -----------         -----------
                                                    32,327,970          30,779,657
Less treasury stock, at cost                        (2,476,162)           (994,887)
                                                   -----------         -----------
Total Stockholders' equity                          29,851,808          29,784,770
                                                   -----------         -----------
                                                   $39,691,218         $38,107,754
                                                   ===========         ===========

--------------------
(a)  Eliminated upon consolidation

Notes to Consolidated Financial Statements are incorporated herein by reference.

         SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                    FIRST OF MICHIGAN CAPITAL CORPORATION
                               (PARENT COMPANY)
                         CONDENSED INCOME STATEMENTS


                                                Fiscal Year Ended
                            ----------------------------------------------------------
                            September 27, 1996  September 29, 1995  September 30, 1994
                            ------------------  ------------------  ------------------
Income:
Interest                          $         --         $     1,814          $    5,063
Dividends                                   --                  --              23,036
Income from
  investments                            7,649             332,386              34,977
Other (a)                              336,000             336,000                  --
                                  ------------          ----------          ----------
                                       343,649             670,200              63,076
Expenses:
Interest expense (b)                   641,831             461,837             274,087
General and                            764,810*          1,176,743*            521,137
  administrative                  ------------          ----------          ----------
  expenses                           1,406,641           1,638,580             795,224
Income (loss) before
  income tax credits
  and equity in net
  income of
  subsidiaries                      (1,062,992)           (968,380)           (732,148)
Federal and state
  income tax (credits) (c)            (361,000)           (365,000)           (263,000)
                                  ------------          ----------          ----------
                                      (701,992)           (603,380)           (469,148)
Equity in net income
  of subsidiaries (a)                2,465,708             711,447           1,512,041
                                   -----------          ----------          ----------
Net Income                         $ 1,763,716          $  108,067          $1,042,893
                                   ===========          ==========          ==========

-----------------------

     (a) Eliminated upon consolidation.

     (b) Includes $591,915, $399,214, and $274,087 eliminated upon consolidation for the years ended September 27, 1996, September 29, 1995, and September 30, 1994, respectively.

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

         SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                    FIRST OF MICHIGAN CAPITAL CORPORATION
                               (PARENT COMPANY)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                Fiscal Year Ended
                            ----------------------------------------------------------
                            September 27, 1996  September 29, 1995  September 30, 1994
                            ------------------  ------------------  ------------------
CASH FLOWS FROM
 OPERATING
 ACTIVITIES:
Net income                          $1,763,716         $   108,067         $ 1,042,893
Noncash items included
 in net income:
Equity in net income
 of subsidiaries
Depreciation and                    (2,289,037)           (884,008)         (1,202,277)
 amortization                          300,000             300,000                  --
Gain on sale of investment
 account securities                         --                  --             (38,880)
Other                                   (7,649)           (332,375)                 --
-------------------------------------------------------------------------------------------
                                      (232,970)           (808,316)           (198,264)
Decrease in operating
 receivables:
Subsidiaries                           357,483              69,931              14,303
Increase (decrease) in
 operating payables:
Subsidiaries                         1,940,417           1,160,005             573,807
Other                                 (137,907)            248,907                  --
(Increase) decrease in
 other assets:                           1,735              23,440             (10,940)
-------------------------------------------------------------------------------------------
                                     2,161,728           1,502,283             577,170
-------------------------------------------------------------------------------------------
CASH PROVIDED BY
 OPERATING ACTIVITIES               $1,928,758         $   693,967         $   378,906

         SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    FIRST OF MICHIGAN CAPITAL CORPORATION
                               (PARENT COMPANY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                       Fiscal Year Ended
                                   ----------------------------------------------------------
                                   September 27, 1996  September 29, 1995  September 30, 1994
                                   ------------------  ------------------  ------------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
Proceeds from:

 Employee stock transactions              $    17,612         $   306,533         $   419,167

Net payments for:
 Repurchases of common stock               (1,509,600)         (1,249,372)           (625,475)

Dividends paid                                     __            (680,351)         (1,130,329)
------------------------------------------------------------------------------------------------
CASH USED FOR
 FINANCING ACTIVITIES                      (1,491,988)         (1,623,190)         (1,336,637)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Proceeds from sale of
  investment account securities                    --                  --             712,319

Payments for
  equipment - net                            (286,084)           (247,351)            (26,026)

Purchase, advances
  and other activity
  in other investments - net                 (151,269)            877,038              99,239
------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED
 FOR) INVESTING ACTIVITIES                   (437,353)            629,687             785,532
------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            (583)           (299,536)           (172,199)

CASH AND CASH
 EQUIVALENTS AT BEGINNING
 OF YEAR                                        1,332             300,868             473,067
------------------------------------------------------------------------------------------------
CASH AND CASH
 EQUIVALENTS
 AT END OF YEAR                           $       749         $     1,332         $   300,868
================================================================================================
Interest payments                         $    49,916         $    62,623         $        --


Notes to Consolidated Financial Statements are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Such information relating to Directors and Executive Officers of Registrant as is required by Item 401 of Regulation S-K and contained in Registrant's definitive proxy statement for its 1997 annual meeting of stockholders to be filed pursuant to Regulation 14A (the "1997 Proxy Statement") and such information with respect to reports under Section 16(a) of the Securities Exchange Act of 1934 as is required by Item 405 of Regulation S-K and contained in the 1997 Proxy Statement hereby is incorporated herein by reference. Also see "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

     Such information relating to executive compensation as is required by Item 402 of Regulation S-K and contained in the 1997 Proxy Statement (other than information required to be included therein solely by virtue of Item 402(i),
(k), or (l) of Regulation S-K) hereby is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.


     Such information relating to security ownership of certain beneficial owners and management as is required by Item 403 of Regulation S-K and contained in the 1997 Proxy Statement hereby is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Such information relating to relationships and transactions as is required by Item 404 of Regulation S-K and contained in the 1997 Proxy Statement hereby is incorporated herein by reference.


                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   (1)           The following consolidated financial statements of the
                    Registrant are included in this Report under Item 8:

                    Report of independent auditors

                    Consolidated balance sheets - September 27, 1996 and September 29, 1995

                    Consolidated statements of income - Fiscal Years ended September 27, 1996, September 29, 1995, and September 30, 1994

                    Consolidated statements of stockholders' equity - Fiscal Years ended September 27, 1996, September 29, 1995, and September 30, 1994

                    Consolidated statements of cash flows - Fiscal Years ended September 27, 1996, September 29, 1995, and September 30, 1994

                    Notes to consolidated financial statements - September 27, 1996


     (2) The following consolidated financial statement schedule is included in this Report under Item 8:

                    Schedule III - Condensed Financial Information of Registrant


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)            Exhibits.

     (i)            Exhibits Filed Herewith

     (10)-(viii)* Employment Agreement dated July 26, 1994 between FoM and Charles R. Roberts and related Promissory Note from Charles
                    R. Roberts to FoM.

     (10)-(ix)* Letter agreement, dated November 15, 1996, between Registrant and Kenneth C. Eich, concerning severance arrangements.

     (10)-(x)* Letter agreement dated March 18, 1996 between Registrant and Steve Gasper, Jr., concerning severance arrangements.

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

      (10)-(i)* Restated Agreement dated December 1, 1983 between Registrant and Conrad W. Koski with respect to supplemental retirement benefit. (Exhibit (10)-(viii) to Form 10-K for the year ended September 30, 1983. File No. 1-7467)

      (10)-(i)(a)* Form of Amendment dated April 22, 1989 to Restated Agreement dated December 1, 1983 between Registrant and Conrad W. Koski. (Exhibit (10)-(1) to Form 10-K for the year ended September 29, 1989. File No. 1-7467)

      (10)-(ii)* First of Michigan Corporation Supplemental Retirement and Survivor Income Plan (Junior Management). (Exhibit
                    (10)-(xv) to Form 10-K for the year ended September 26, 1986. File No. 1-7467)

      (10)-(iii)* Form of Indemnification Agreement which Registrant has entered into with each of its Directors, its Secretary Lenore P. Denys, and certain other officers of FoM. (Exhibit (11)-(1) to Form 10-K for the year ended September 30, 1988. File No. 1-7467)

      (10)-(iv)* Amended and Restated Employee Stock Option Plan of 1981. (Exhibit (10)-(3) to Form 10-K for the year ended September 29, 1989. File No. 1-7467)

      (10)-(v)* First of Michigan Capital Corporation Directors Stock Option Plan of 1989. (Exhibit (10)-(4) to Form 10-K for the year ended September 29, 1989. File No. 1-7467)

      (10)-(v)(a)* Paragraph 8 as amended of the Directors Stock Option Plan of 1989. (Exhibit (10)-(2) to Form 10-K for the year ended September 25, 1992. File No. 1-7467)

      (10)-(vi)* First of Michigan Capital Corporation Employee Stock Option Plan of 1992. (Appendix A to the definitive proxy statement of Registrant dated January 24, 1992. File No. 1-7467)

      (10)-(vii)* Employment Agreement dated April 1, 1994 among Registrant, FoM, and Steven Gasper, Jr. and amendment thereto dated January 24, 1995 (now modified into a severance agreement). (Exhibit (10)-(xx) to Form 10-K for the year ended September 30, 1994 and Exhibit 19 to Form 10-Q for the quarter ended March 31, 1995, respectively. Both File No. 1-7467)


--------------------
* Designates a management contract or a compensatory plan or arrangement to which one or more current Directors or Executive Officers of Registrant or one or more former Executive Officers of Registrant named in the Summary Compensation Table of the 1997 Proxy Statement is a party or in which one or more of such current or former Directors or Executive Officers participates or may participate.



(b)  Reports on Form 8-K

     No report on Form 8-K was filed by Registrant in the quarter ended September 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST OF MICHIGAN CAPITAL CORPORATION


                                     By /s/ Conrad W. Koski
                                       ---------------------------------------
                                        Conrad W. Koski
                                        President and Chief Executive Officer



Dated:  December 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.



    Signature               Office                     Date of Signing
    ---------               ------                     ---------------



  /s/ William H. Cuddy      Chairman of the            December 20, 1996
  ---------------------     Board of Directors
  William H. Cuddy


  /s/ Conrad W. Koski       President, Chief           December 20, 1996
  -------------------       Executive Officer
  Conrad W. Koski           (principal executive
                            officer) and Director



  /s/ Craig P. Baker        Director                   December 20, 1996
  -------------------
  Craig P. Baker


  /s/ Geoffrey B. Baker     Director                   December 20, 1996
  ---------------------
  Geoffrey B. Baker


  /s/ Gerard M. Lavin       Director                   December 20, 1996
  --------------------
  Gerard M. Lavin


                            Director                   December __, 1996
  -----------------------
  Thomas A. McDonnell


  /s/ Charles M. Grimley    Senior Vice-President,     December 20, 1996
  -----------------------   Treasurer and Chief
  Charles M. Grimley        Financial Officer
                            (principal financial and
                            accounting officer)


                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549




                                   EXHIBITS

                                      TO

                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities and Exchange Act of 1934




For the fiscal year ended                                       Commission File
September 27, 1996                                              Number 1-7467




                    FIRST OF MICHIGAN CAPITAL CORPORATION

                                EXHIBIT INDEX


Exhibit
Number              Title
-------             -----

                    (i) Exhibits Filed Herewith

(10)-(viii)*        Employment Agreement dated July 26, 1994 between FoM and
                    Charles R. Roberts and related Promissory Note from Charles
                    R. Roberts to FoM.

(10)-(ix)*          Letter agreement, dated November 15, 1995, between
                    Registrant and Kenneth C. Eich concerning severance arrangements.

(10)-(x)* Letter agreement, dated March 18, 1996, between Registrant and Steve Gasper, Jr., concerning severance arrangements.

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

(10)-(i)* Restated Agreement dated December 1, 1983 between Registrant and Conrad W. Koski with respect to supplemental retirement benefit. (Exhibit (10)-(viii) to Form 10-K for the year ended September 30, 1983. File No. 1-7467)

(10)-(i)(a)* Form of Amendment dated April 22, 1989 to Restated Agreement dated December 1, 1983 between Registrant and Conrad W.
                    Koski. (Exhibit (10)-(1) to Form 10-K for the year ended
                    September 29, 1989. File No. 1-7467)


(10)-(ii)* First of Michigan Corporation Supplemental Retirement and Survivor Income Plan (Junior Management). (Exhibit
                    (10)-(xv) to Form 10-K for the year ended September 26, 1986. File No. 1-7467)

(10)-(iii)* Form of Indemnification Agreement which Registrant has entered into with each of its Directors, its Secretary Lenore P. Denys, and certain other officers of FoM. (Exhibit (11)-(1) to Form 10-K for the year ended September 30, 1988. File No. 1-7467)

(10)-(iv)*          Amended and Restated Employee Stock Option Plan of 1981.
                    (Exhibit (10)-(3) to Form 10-K for the year ended September 29, 1989. File No. 1-7467)

(10)-(v)* First of Michigan Capital Corporation Directors Stock Option Plan of 1989. (Exhibit (10)-(4) to Form 10-K for the year ended September 29, 1989. File No. 1-7467)

(10)-(v)(a)* Paragraph 8 as amended of the Directors Stock Option Plan of 1989. (Exhibit (10)-(2) to Form 10-K for the year ended September 25, 1992. File No. 1-7467)

(10)-(vi)* First of Michigan Capital Corporation Employee Stock Option Plan of 1992. (Appendix A to the definitive proxy statement of Registrant dated January 24, 1992. File No. 1-7467)

(10)-(vii)* Employment Agreement dated April 1, 1994 among Registrant, FoM, and Steve Gasper, Jr., and amendment thereto dated January 24, 1995 (now modified into a severance agreement). (Exhibit (10)-(xx) to Form 10-K for the year ended September 30, 1994, and exhibit 19 to Form 10-Q for the quarter ended March 31, 1995, respectively. Both File No. 1-7467)


--------------------
* Designates a management contract or a compensatory plan or arrangement to which one or more current Directors or Executive Officers of Registrant or one or more former Executive Officers of Registrant named in the Summary Compensation Table of the 1997 Proxy Statement is a party or in which one or more such current or former Directors or Executive Officers participates or may participate.