Form 10-Q
period 1996-12-31
FIRST OF MICHIGAN CAPITAL CORP
filed 1997-02-14
CIK 36781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the period ended DECEMBER 31, 1996

[  ]  Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to __________


Commission file number:   1-7467
                          ------
                     FIRST OF MICHIGAN CAPITAL CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                        13-2780197
------------------------------------   -----------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

   100 RENAISSANCE CENTER/26TH FLOOR
   DETROIT, MICHIGAN                                           48243
------------------------------------   -----------------------------------------
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

Common Stock, $.10 Par Value - 2,582,439 shares as of February 6, 1997

                                     INDEX





                     FIRST OF MICHIGAN CAPITAL CORPORATION




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - December 31, 1996 and September 27, 1996

         Condensed consolidated statements of income - Three months ended December 31, 1996 and December 29, 1995

         Condensed consolidated statements of cash flows - Three months ended December 31, 1996 and December 29, 1995

         Notes to condensed consolidated financial statements -  December 31, 1996

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBIT INDEX

Exhibits

PART  I.   FINANCIAL INFORMATION

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                       December 31,          September 27,
                                                           1996                   1996
                                                       ------------          -------------
ASSETS
Cash and cash equivalents............................$    4,968,544        $     4,413,970
Receivable from brokers and dealers..................     3,966,534              2,779,493
Receivable from customers............................    74,559,819             76,358,815
Notes receivable from employees......................     2,126,381              2,008,716
Income taxes receivable..............................     1,072,972              1,072,972
Other accounts receivable............................       989,809              1,114,085
Securities owned.....................................     7,373,234              6,574,071
Memberships in exchanges, at cost (market value-
   $  1,261,000 at December 31, 1996 and
   $  1,212,000 at September 27, 1996)...............       420,453                420,453
Equipment and leasehold improvements, at
   depreciated cost..................................     3,043,104              3,063,704
Other investments....................................       219,972                230,331
Deferred income taxes................................       912,000                826,000
Other assets.........................................     3,091,740              2,690,741
                                                     --------------        ---------------
                                                     $  102,744,562        $   101,553,351
                                                     ==============        ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable to banks............................$   21,600,000        $    18,500,000
   Payable to brokers and dealers....................    18,491,776             31,630,491
   Payable to customers..............................    17,604,778              9,410,879
   Securities sold, not yet purchased................       850,904                363,666
   Employee compensation payable.....................     6,152,243              7,346,850
   Income taxes payable..............................       662,134                 42,159
   Other accounts payable and accrued liabilities....     5,896,293              3,466,958
   Capital lease obligation..........................       866,964                940,539
                                                     --------------        ---------------
                                                         72,125,092             71,701,542
Contingencies - See note

Stockholders' equity:
   Common stock, $.10 par value 10,000,000
   shares authorized,  2,891,558 issued..............       289,156                289,156
Capital in excess of par value.......................     3,676,635              3,676,635
Retained earnings....................................    29,406,205             28,362,180
                                                     --------------        ---------------
                                                         33,371,996             32,327,971
                                                     --------------        ---------------
Less treasury stock, at cost (291,633 shares at
   December 31, 1996 and 258,025 at September 27,        (2,752,526)            (2,476,162)
   1996............................................. --------------        ---------------
                                                         30,619,470             29,851,809
                                                     --------------        ---------------
                                                     $  102,744,562        $   101,553,351
                                                     ==============        ===============


Note: The balance sheet at September 27, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                   ------------------------------
                                                                   DECEMBER 31,     DECEMBER 29,
                                                                         1996             1995
                                                                   -------------    --------------
REVENUES:
   Commissions...................................................  $   10,628,682   $    9,719,951
   Principal transactions........................................       1,323,273        1,015,766
   Investment banking............................................       1,916,764        2,301,881
   Interest......................................................       1,645,673        1,875,801
   Insurance commissions.........................................       1,034,781          640,336
   Other.........................................................       1,196,006        1,453,872
                                                                   --------------   --------------
   Total revenues.............................................     $   17,745,179   $   17,007,607
                                                                   --------------   --------------
EXPENSES:
   Employee compensation and benefits...................           $    9,540,615   $    9,378,206
   Floor brokerage, exchange, clearance and
       other fees................................................       1,245,193        1,243,346
   Communications................................................         256,461          311,987
   Interest......................................................         562,649          857,043
   Occupancy and equipment rental................................       1,376,244        1,283,877
   Taxes, other than income taxes................................         546,028          582,274
   Office supplies and expenses.................................          983,037        1,027,792
   Other operating expenses......................................       1,595,927        1,686,751
                                                                   --------------   --------------
   Total expenses................................................      16,106,154       16,371,276
                                                                   --------------   --------------

Income  before income taxes..............................               1,639,025          636,331
Provision  for income taxes...............................                595,000          220,000
                                                                   --------------   --------------
Net income ......................................................  $    1,044,025   $      416,331
                                                                   ==============   ==============
Net income  per share............................................          $ .40             $ .15

Average number of common and common
  equivalent shares outstanding for income
  per share......................................................       2,629,316        2,754,836

Cash dividends per share.........................................            ---              ---


See notes to condensed consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Three  Months Ended
                                                                      -------------------
                                                                  December 31,      December 29,
                                                                      1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................$    1,044,025     $     416,331
Noncash items included in net income:
   Depreciation and amortization................................       228,661           204,762
   Deferred income taxes........................................       (25,000)         (100,000)
   Loss (gain) on sale of fixed assets..........................          (183)              106
                                                                 -------------      ------------
                                                                     1,247,503           521,199
                                                                 -------------      ------------
(Increase) decrease in operating receivables:
   Customers....................................................     1,798,996        (3,396,051)
   Brokers and dealers..........................................    (1,187,041)       (7,146,798)
   Employees....................................................      (117,665)          421,274
   Other........................................................       124,276          (527,090)
Increase (decrease) in operating payables:
   Customers....................................................     8,193,899         9,718,385
   Brokers and dealers..........................................   (13,138,715)      (11,801,354)
   Employee compensation........................................    (1,194,607)       (1,810,923)
   Income taxes.................................................       619,975           (72,018)
   Other........................................................     2,429,335           530,363
(Increase) decrease in:
   Securities inventory.........................................      (799,163)       (5,032,087)
   Other assets.................................................      (461,999)          113,215
Increase (decrease) in:
   Securities sold, not yet purchased...........................       487,238          (210,364)
                                                                 -------------      ------------
                                                                    (3,245,471)      (19,213,448)
                                                                 -------------      ------------
CASH USED FOR OPERATING ACTIVITIES..............................    (1,997,968)      (18,692,249)
                                                                 -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings............................     3,100,000        20,000,000
   Payments on capital lease obligation.........................       (73,575)          (70,307)
   Employee stock transactions..................................          ---             17,612
   Repurchases of common stock..................................      (276,364)       (1,177,400)
                                                                 -------------      ------------
CASH PROVIDED BY FINANCING ACTIVITIES...........................     2,750,061        18,769,905
                                                                 -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net payments for equipment and leasehold improvements........      (207,878)         (597,230)
   Purchases, advances and other activity in other
     investments - net..........................................        10,359           128,250
                                                                 -------------      ------------
CASH USED FOR INVESTING ACTIVITIES..............................      (197,519)         (468,980)
                                                                 -------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................       554,574          (391,324)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..................     4,413,970         2,995,513
                                                                 -------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR........................$    4,968,544     $   2,604,189
                                                                 =============      ============

Income tax payments.............................................$           25     $     392,018
Interest payments...............................................$      568,051     $     766,118

See notes to condensed consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                    DECEMBER 31, 1996 AND DECEMBER 29, 1995


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

Investment account securities are carried at the lower of cost or market. Certain other investments are accounted for on the equity method. The Company's equity in such operations was not material in amount during the periods ended December 31, 1996 and December 29, 1995.

Net income per share is computed on the basis of the weighted average number of common shares outstanding, assuming dilutive stock options were exercised at the beginning of the quarter or at the date of issuance, if later, with the applicable proceeds used to acquire additional treasury shares at the average market price for the period.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about amounts in the financial statements and accompanying notes. Actual results could differ.

INCOME TAXES

The provision for income taxes consists of the following:



                                    THREE MONTHS ENDED
                                    ------------------
                     DECEMBER 31, 1996                   DECEMBER 29, 1995
                    ------------------                   ------------------

                    FEDERAL  STATE & LOCAL       FEDERAL      STATE & LOCAL
                    -------  -------------       -------      -------------
     Current ...  $600,000         $20,000      $310,000           $10,000
     Deferred ..   (25,000)            ---      (100,000)              ---
                  --------         -------      --------        ----------
     Total .....  $575,000         $20,000      $210,000           $10,000
                  ========         =======      ========        ==========


Deferred income taxes arise principally arise from deferred compensation expense and retirement benefits expense.

CONTINGENCIES

In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at December 31, 1996 and subsequently settled, had no material effect on the financial statements as of that date.

As is the case with many firms in the securities industry, First of Michigan Corporation is a defendant or co-defendant in a number of lawsuits or arbitration's alleging damages, which are ordinary and routine litigation and arbitration, incidental to the securities and investment banking business. The Company is contesting the allegations of the complaints in these cases and believes that there are meritorious defenses in each of these lawsuits. Some of the proceedings relate to public underwriting of securities in which First of Michigan Corporation participated as a member of the underwriting syndicate.

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

Under this method, the Corporation is required to maintain minimum net capital, as defined, equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rules also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5 percent of aggregate debits. At December 31, 1996 First of Michigan Corporation's net capital of $17,539,786 was 22 percent of aggregate debit balances, and was $15,953,643 in excess of the 2 percent minimum net capital required and $13,574,428 in excess of the 5 percent dividend restriction.

                               -----------------

The preceding information is unaudited and accordingly, does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the results of the period have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 27, 1996.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First quarter fiscal 1997 compared to first quarter fiscal 1996.

GENERAL

First of Michigan Capital Corporation's principal subsidiary is First of Michigan Corporation, a member of the New York Stock Exchange Inc., and Michigan's largest full-service securities firm. Founded more than 60 years ago, First of Michigan Corporation specializes in a wide range of financial services that include investment products such as stocks, bonds, unit trusts and mutual funds; investment services such as retirement plans, money management, underwriting and trading and investment banking. First of Michigan offers these services through its 548 employees located in 32 offices throughout Michigan, as well as an office at 100 Wall Street, New York.

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


RESULTS OF OPERATIONS

During the quarter ended December 31, 1996, the U.S. financial markets continued their upward movement due to low inflation and interest rates as well as a growing economy. Retail trade volume at First of Michigan Corporation for the quarter was up 13% versus the same period last year, however, the average commission per trade has decreased. Total revenues for the three months increased $.7 million or 5%. Net income increased $.6 million (151%) to $.40 per share compared to $.15 per share last year.

The largest dollar increase ($.9 million) was from commission revenues which includes revenues from listed and over-the-counter equity transactions as well as increased revenues from mutual fund transactions. The Company is a market-maker in both equity and fixed income products and maintains inventory of varying amounts in these products. Revenues from these principal transactions favored equities this quarter while demand for fixed income products decreased. Investment banking revenues decreased primarily due to fewer financial consulting engagement fees received during the quarter. Interest income, primarily derived from customer borrowings on margin, declined as short-term rates were down approximately 50 basis points ( .5%) from this
same time last year.   Insurance commissions increased $.4 million or 62%
primarily in the area of tax-favored variable annuities. Other revenues decreased due to the discontinuance as distributor for certain non-proprietary money market funds for a local bank.

Total expenses decreased $.3 million or 2% reflecting the Company's continuing cost containment efforts. The largest expense category, employee compensation and benefits, increased in conjunction with the increase in commission revenues as well as an increase in certain discretionary bonus programs associated with the level of pre-tax earnings. Communications expenses have decreased due to a change in long-distance telephone carriers as well as rate reduction savings from contract re-negotiation. Interest expense decreased due to lower stock loan balances with other broker-dealers as well as the decrease in interest rates. The provision for income taxes was up proportionately to the increase in pre-tax earnings. Net income per share of $.40 for the quarter included $.02 per share due to the Company's repurchase of some of its outstanding shares on the open market. The Board of Directors has authorized the Company to repurchase up to 350,000 shares of it's outstanding stock for which approximately 77,000 shares have been repurchased as of December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities showed a net decrease for the three month period. The largest source of cash resulted from an increase in payables to customers. The greatest use of cash resulted from a reduction in payables to other broker and dealers. Due to the nature of the Company's business, the changes in operating asset and liability account balances for any particular accounting period can be quite large and, therefore, are not very useful indicators of long-term trends in the Company's cash uses for operations. Cash provided by financing and investing activities showed a net increase due to an increase in short-term bank borrowings. At December 31, 1996, approximately 90% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivables from customers, representing borrowings from the Company by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by equity capital, short-term borrowings under established lines of credit with several banking institutions as well as from stock loan activities. A total of $122,000,000 in approved lines of credit was available to the Company at December 31, 1996, of which $21,600,000 was outstanding.

Under separate agreements, First of Michigan Capital Corporation had available short-term lines of credit on an unsecured basis, aggregating $8,000,000. There were no borrowings against these lines of credit at December 31, 1996.

The Company is subject to the net capital requirements of the Securities and Exchange Commission and the New York Stock Exchange Inc., which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At December 31, 1996, the Company's net capital of $17,539,786 exceeded the minimum requirement by $15,953,643.

Management believes that funds provided by net cash earnings combined with the liquidity of its assets, its existing capital base and its available lines of credit are fully adequate to meet the Company's financing needs for the foreseeable future.

The Company does not engage in any derivative trading that would result in any additional off-balance sheet risk.

CONTINGENT MATTERS

First of Michigan Corporation is the subject of claims made in several civil actions arising out of its business as a broker-dealer and as an investment banker. The company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While these actions in the aggregate seek substantial amounts, management believes that their ultimate resolution, to the extent not previously provided for, will not have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. However, depending on the amount and timing of an unfavorable resolution to a contingency, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular quarter.

OUTLOOK

The Company is focusing on growing its business in the State of Michigan and on generating a reasonable level of profitability. Recruiting efforts for experienced investment executives is continuing as well as the development of new financial products and services. The Company is monitoring the level of all expenses closely and making adjustments wherever beneficial savings can be achieved. Due to the recent purchase by General Motors of the building in which the Company's headquarters is located, its lease expiring on August 31, 1997 will not be renewed. The Company is reviewing alternative buildings in the Detroit area and will be moving to a new location approximatley August 1997. While the net income for the three months ended December 31, 1996 was favorable, no assurance can be made that future earnings will be indicative of the current period.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are included herein:

         (11)  Computation of Per Share Earnings

         (27)  Financial Data Schedule



     (b) Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     FIRST OF MICHIGAN CAPITAL CORPORATION




February 13, 1997                     /s/ Conrad W. Koski
                                     ---------------------------------------
                                     CONRAD W. KOSKI
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER


February 13, 1997                    /s/ Charles M. Grimley
                                     ---------------------------------------
                                     CHARLES M. GRIMLEY
                                     TREASURER AND CHIEF FINANCIAL OFFICER

  EXHIBIT INDEX


  (11)      Computation of Per Share Earnings

  (27)      Financial Data Schedule