Form 10-Q
period 1997-03-27
FIRST OF MICHIGAN CAPITAL CORP
filed 1997-05-15
CIK 36781

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the period ended MARCH 27, 1997

[  ]  Transaction report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from __________ to __________


Commission file number:   1-7467

                     FIRST OF MICHIGAN CAPITAL CORPORATION
      _____________________________________________________________________
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      13-2780197
_______________________________________   ______________________________________
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


    100 RENAISSANCE CENTER/26TH FLOOR
          DETROIT, MICHIGAN                                    48243
_________________________________________   ____________________________________
(Address of principal executive offices)                     (Zip Code)



                               (313) 259-2600
        _____________________________________________________________
            (Registrant's telephone number, including area code)

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

Common Stock, $.10 Par Value - 2,497,764 shares as of May 14, 1997

                                     INDEX



                     FIRST OF MICHIGAN CAPITAL CORPORATION




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - March 27, 1997 and September 27, 1996

         Condensed consolidated statements of income - Three months ended March 27, 1997 and March 29, 1996  and six months ended March 27, 1997 and March 29, 1996

         Condensed consolidated statements of cash flows - Six months ended March 27, 1997 and March 29, 1996

         Notes to condensed consolidated financial statements -  March 27, 1997 and March 29, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


EXHIBIT INDEX

Exhibits


                        PART  I.   FINANCIAL INFORMATION

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                        MARCH 27,            SEPTEMBER 27,
                                                          1997                   1996
                                                     --------------        ---------------
ASSETS
Cash and cash equivalents........................... $    4,906,229        $     4,413,970
Receivable from brokers and dealers.................      1,969,387              2,779,493
Receivable from customers...........................     81,749,680             76,358,815
Notes receivable from employees.....................      2,003,717              2,008,716
Income taxes receivable.............................        108,660              1,072,972
Other accounts receivable...........................      1,252,624              1,114,085
Securities owned....................................      6,845,539              6,574,071
Memberships in exchanges, at cost (market value-
   $  1,431,000 at March 27, 1997 and
   $  1,212,000 at September 27, 1996)..............        420,453                420,453
Equipment and leasehold improvements, at
   depreciated cost.................................      3,012,177              3,063,704
Other investments...................................        201,531                230,331
Deferred income taxes...............................        822,000                826,000
Other assets........................................      2,994,515              2,690,741
                                                     --------------        ---------------
                                                     $  106,286,512        $   101,553,351
                                                     ==============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Notes payable to banks........................... $   29,700,000        $    18,500,000
   Payable to brokers and dealers...................     23,193,949             31,630,491
   Payable to customers.............................     11,447,455              9,410,879
   Securities sold, not yet purchased...............        252,552                363,666
   Employee compensation payable....................      6,847,518              7,346,850
   Income taxes payable.............................        328,943                 42,159
   Other accounts payable and accrued liabilities...      3,431,302              3,466,958
   Capital lease obligation.........................        792,547                940,539
                                                     --------------        ---------------
                                                         75,994,266             71,701,542
Contingencies - See note

Stockholders' equity:
   Common stock, $.10 par value 10,000,000
   shares authorized,  2,891,558 issued.............        289,156                289,156
Capital in excess of par value......................      3,676,635              3,676,635
Retained earnings...................................     29,948,213             28,362,180
                                                     --------------        ---------------
                                                         33,914,004             32,327,971
Less treasury stock, at cost ( 393,794 shares at
   March 27, 1997 and 258,025 at
   September 27, 1996...............................     (3,621,758)            (2,476,162)
                                                     --------------        ---------------
                                                         30,292,246             29,851,809
                                                     --------------        ---------------
                                                     $  106,286,512        $   101,553,351
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

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    ------------------                 ----------------

                                                   MARCH 27,     MARCH 29,          MARCH 27,     MARCH 29,
                                                      1997          1996              1997           1996
                                                 ------------  ------------      -------------  -------------
REVENUES:
   Commissions.................................  $ 11,400,679  $ 11,051,925      $  22,029,361  $ 20,771,876
   Principal transactions......................     1,227,320     1,123,049          2,550,593     2,138,815
   Investment banking..........................     1,658,816     2,420,177          3,575,580     4,722,058
   Interest....................................     1,644,893     1,854,992          3,290,566     3,730,793
   Insurance commissions.......................       949,763       680,018          1,984,544     1,320,354
   Other.......................................     1,107,152     1,333,959          2,303,158     2,787,831
                                                 ------------  ------------      -------------  ------------
   Total revenues..............................  $ 17,988,623  $ 18,464,120         35,733,802    35,471,727
                                                 ------------  ------------      -------------  ------------

EXPENSES:
   Employee compensation and benefits..........  $  9,715,499  $ 11,204,051         19,256,114    20,582,257
   Floor brokerage, exchange, clearance and
       other fees..............................     1,567,256     1,271,037          2,812,449     2,514,383
   Communications..............................       250,195       267,889            506,656       579,876
   Interest....................................       600,000       797,103          1,162,649     1,654,146
   Occupancy and equipment rental..............     1,447,048     1,315,969          2,823,292     2,599,846
   Taxes, other than income taxes..............     1,011,039       958,368          1,557,067     1,540,642
   Office supplies and expenses................     1,020,395     1,136,265          2,003,432     2,164,057
   Other operating expenses....................     1,539,183     2,107,489          3,135,110     3,794,240
                                                 ------------  ------------      -------------  ------------
   Total expenses..............................    17,150,615    19,058,171         33,256,769    35,429,447
                                                 ------------  ------------      -------------  ------------

Income  before income taxes....................       838,008      (594,051)         2,477,033        42,280
Provision  for income taxes....................       296,000      (210,000)           891,000        10,000
                                                 ------------  ------------      -------------  ------------
Net income ....................................  $    542,008  $   (384,051)     $   1,586,033  $     32,280
                                                 ============  ============      =============  ============

Net income  per share..........................         $ .21        $ (.14)            $  .61        $  .01

Average number of common and common
  equivalent shares outstanding for income
  per share....................................     2,567,905     2,662,015          2,600,174     2,708,427

Cash dividends per share.......................          ---           ---                 ---           ---


See notes to condensed consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               SIX  MONTHS ENDED
                                                                               -----------------

                                                                        MARCH 27,              MARCH 29,
                                                                          1997                    1996
                                                                    ---------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income...................................................       $     1,586,033        $         32,280
Noncash items included in net income:
   Depreciation and amortization.............................               518,156                 422,059
   Deferred income taxes.....................................                 4,000                (189,000)
   Loss (gain) on sale of fixed assets.......................                  (251)                     83
                                                                    ---------------        ----------------
                                                                          2,107,938                 265,422
                                                                    ---------------        ----------------
(Increase) decrease in operating receivables:
   Customers.................................................            (5,390,865)             (5,214,743)
   Brokers and dealers.......................................               810,106               2,185,130
   Employees.................................................                 4,999                 422,147
   Other.....................................................               825,773                 549,972
Increase (decrease) in operating payables:
   Customers.................................................             2,036,576              (1,487,880)
   Brokers and dealers.......................................            (8,436,542)             (3,340,638)
   Employee compensation.....................................              (499,332)             (6,706,333)
   Income taxes..............................................               286,784                (193,504)
   Other.....................................................               (35,656)                901,241
(Increase) decrease in:
   Securities inventory......................................              (271,468)               (191,843)
   Other assets..............................................              (303,774)              1,389,664
Increase (decrease) in:
   Securities sold, not yet purchased........................              (111,114)                 35,347
                                                                    ---------------        ----------------
                                                                        (11,084,513)            (11,651,440)
                                                                    ---------------        ----------------
CASH USED FOR OPERATING ACTIVITIES...........................            (8,976,575)            (11,386,018)
                                                                    ---------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in short-term borrowings.........................            11,200,000              13,250,000
   Payments on capital lease obligation......................              (147,992)               (141,417)
   Employee stock transactions...............................                  ---                   17,609
   Repurchases of common stock...............................            (1,145,596)             (1,421,150)
                                                                    ---------------        ----------------
CASH PROVIDED BY FINANCING ACTIVITIES........................             9,906,412              11,705,042
                                                                    ---------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net payments for equipment and leasehold improvements.....              (466,378)               (777,933)
   Purchases, advances and other activity in other
     investments - net.......................................                28,800                 455,290
                                                                    ---------------        ----------------
CASH USED FOR INVESTING ACTIVITIES...........................              (437,578)               (322,643)
                                                                    ---------------        ----------------

INCREASE ( DECREASE ) IN CASH AND CASH EQUIVALENTS...........               492,259                  (3,619)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...............             4,413,970               2,995,513
                                                                    ---------------        ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR.....................       $     4,906,229        $      2,991,894
                                                                    ===============        ================

Income tax payments..........................................       $       600,216        $        392,554
Interest payments............................................       $     1,143,444        $      1,609,718


See notes to condensed consolidated financial statements.

                     FIRST OF MICHIGAN CAPITAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                       MARCH 27, 1997 AND MARCH 29, 1996


SUMMARY OF PRINCIPAL ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts and operations of First of Michigan Capital Corporation and its subsidiary companies (the Company) including First of Michigan Corporation, a registered securities broker-dealer and a member organization of the New York Stock Exchange, Inc., after elimination of all significant inter-company accounts and transactions.

Securities owned and securities sold, not yet purchased, are valued at market and unrealized gains and losses are reflected in revenues.

Investment account securities are carried at the lower of cost or market. Certain other investments are accounted for on the equity method. The Company's equity in such operations was not material in amount during the periods ended March 27, 1997 and March 29, 1996.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact resulted in no change in primary earnings per share for the three months and six months ended March 27, 1997 and March 29, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

INCOME TAXES
The provision for income taxes consists of the following:

                                        SIX  MONTHS ENDED
                                        -----------------

                             MARCH 27, 1997              MARCH 29, 1996
                             --------------              --------------

                         FEDERAL    STATE & LOCAL     FEDERAL     STATE & LOCAL
                         -------    -------------     ---------   -------------
Current ..............  $ 862,000     $ 25,000        $ 189,000      $  10,000
Deferred..............      4,000          ---         (179,000)       (10,000)
                        ---------     --------        ---------      ---------
Total.................  $ 866,000     $ 25,000        $  10,000      $     ---
                        =========     ========        =========      =========

Deferred income taxes arise principally arise from retirement benefits expense (and deferred compensation expense for 1996).

CONTINGENCIES

In the normal course of business, First of Michigan Corporation enters into underwriting commitments. Transactions relating to such underwriting commitments which were open at March 27, 1997 and subsequently settled, had no material effect on the financial statements as of that date.

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

Under this method, the Corporation is required to maintain minimum net capital, as defined, equal to 2 percent of aggregate debit balances arising from customer transactions, as defined. The net capital rules also provide that equity capital may not be withdrawn or cash dividends paid if the resulting net capital would be less than 5 percent of aggregate debits. At March 27, 1997 First of Michigan Corporation's net capital of $17,529,019 was 21 percent of aggregate debit balances, and was $15,840,833 in excess of the 2 percent minimum net capital required and $13,308,554 in excess of the 5 percent dividend restriction.


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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second quarter and six months of fiscal 1997 compared to second quarter and six months of fiscal 1996.


GENERAL

First of Michigan Capital Corporation's principal subsidiary is First of Michigan Corporation, a member of the New York Stock Exchange Inc., and Michigan's largest full-service securities firm. Founded more than 60 years ago, First of Michigan Corporation specializes in a wide range of financial services that include investment products such as stocks, bonds, unit trusts and mutual funds; investment services such as retirement plans, money management, underwriting and trading and investment banking. First of Michigan offers these services through its 553 employees located in 33 offices throughout Michigan, as well as an office at 100 Wall Street, New York.

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


RESULTS OF OPERATIONS

During the quarter ended March 27, 1997, the U.S. financial markets continued their upward movement due to low inflation and interest rates as well as a growing economy. Retail trade volume at First of Michigan Corporation for the six months was up 5% versus the same period last year. Total revenues for the three months and six months were down slightly compared to the prior year. Net income for the three months increased $.9 million (241%) to $.21 per share compared to a loss of $.15 per share last year. Net income for the six months increased $1.6 million (4813%) to $.61 per share compared to $.01 per share last year.

Commission revenues which includes revenues from listed and over-the-counter equity transactions as well as mutual fund transactions showed a modest increase for the quarter and an increase of $1.3 million (6%) for the six months. The Company is a market-maker in both equity and fixed income products and maintains inventory of varying amounts in these products. Revenues from these principal transactions favored equities, however, demand for fixed income products remains strong. Investment banking revenues decreased for both the three months and six months primarily in the area of equity underwriting (IPO). Revenues from municipal and corporate underwritings as well as revenues from financial consulting engagements also decreased. Interest income, primarily derived from customer borrowings on margin, declined as short-term rates were down approximately 25 basis points ( .25%) from this same time last year. Average customer borrowings were also down for both the three month and six month periods. Insurance commissions increased $.3 million (40%) for the quarter and $.7 million (50%) for the six months primarily in the area of tax-favored variable annuities. Other revenues decreased due to our discontinuance as distributor for certain proprietary money market funds for a local bank.

Total expenses decreased approximately $2 million for both the three months and six months partially reflecting the Company's continuing cost containment efforts. The largest expense category, employee compensation and benefits, decreased $1.5 million for both the quarter and six months due to a charge in the second quarter of fiscal 1996 of approximately $1 million resulting from a realignment of the Company's operations and management structure. Floor brokerage, exchange, clearance and other fees decreased for the quarter due to fees paid to fully-disclosed brokers based upon revenues generated by those firms. Interest expense decreased primarily due to the decline in interest rates. Other expenses decreased $.6 million for both the three months and six months due to a reduction in outside legal costs resulting from a staff addition to our internal legal department as well as a reduction in settlement costs and also partially due to a decrease in the use of outside computer consultants. The provision for income taxes was up proportionately to the increase in pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operating activities showed a net decrease for the three month period. The largest source of cash resulted from an increase in payables to customers. The greatest use of cash resulted from a reduction in payables to other broker and dealers. Due to the nature of the Company's business, the changes in operating asset and liability account balances for any particular accounting period can be quite large and, therefore, are not useful indicators of long-term trends in the sources on uses of cash. Cash provided by financing and investing activities showed a net increase due to an increase in short-term bank borrowings. At March 27, 1997, approximately 90% of the Company's assets were liquid, consisting mainly of cash or assets readily convertible into cash. The Company's largest asset is its receivables from customers, representing borrowings by customers to finance the purchase of securities on margin. Such receivables from customers are substantially financed by equity capital, short-term borrowings under established lines of credit with several banking institutions as well as from stock loan activities. A total of $122,000,000 in approved lines of credit was available to the Company at March 27, 1997, of which $29,700,000 was outstanding.

Under separate agreements, First of Michigan Capital Corporation had available short-term lines of credit on an unsecured basis, aggregating $8,000,000. There were no borrowings against these lines of credit at March 27, 1997.

The Company is subject to the net capital requirements of the Securities and Exchange Commission and the New York Stock Exchange Inc., which are designed to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently operated well in excess of the minimum requirements. At March 27, 1997, the Company's net capital of $17,529,019 exceeded the minimum requirement by $15,840,833.

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

OUTLOOK

The Company is focusing on growing its business in the State of Michigan and on generating a consistent level of profitability. Recruiting efforts for experienced investment executives is continuing as well as the development of new financial products and services. The Company is monitoring the level of all expenses closely and making adjustments wherever beneficial savings can be achieved. Due to the recent purchase by General Motors of the building in which the Company's headquarters is located, its lease expiring on August 31, 1997 will not be renewed. The Company has signed a lease for approximately 43,000 square feet, under a ten-year arrangement, at Stroh River Place - one mile east of its current location, and will be moving to the new location approximately August 1997.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date of this Report, and to advise readers that various factors, including national and regional economic conditions and competitive factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of this Report.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)    The following exhibits are included herein:

                (11)  Computation of Per Share Earnings

                (27)  Financial Data Schedule


         (b)    Reports on Form 8-K:

                The Company did not file any reports on Form 8-K during the three months ended March 27, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     FIRST OF MICHIGAN CAPITAL CORPORATION




May 14, 1997                      /s/ Conrad W. Koski
                                  _____________________________________
                                  CONRAD W. KOSKI
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER








May 14, 1997                      /s/ Charles M. Grimley
                                  _____________________________________
                                  CHARLES M. GRIMLEY
                                  TREASURER AND CHIEF FINANCIAL OFFICER

EXHIBIT INDEX


(11)      Computation of Per Share Earnings

(27)      Financial Data Schedule